Form 10-Q
period 2006-06-30
Titanium Group LTD
filed 2006-08-10
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

                        Commission file number 333-128302

                             TITANIUM GROUP LIMITED
             (Exact name of registrant as specified in its charter)

          BRITISH VIRGIN ISLANDS                       NOT APPLICABLE
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

                            4/F, BOCG INSURANCE TOWER
                    134-136 DES VOEUX ROAD CENTRAL, HONG KONG
               (Address of principal executive offices)(Zip Code)

                                 (852) 3427 3177
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X]No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
      "accelerated filer and large accelerated filer" in Rule 12b-2 of the
                           Exchange Act. (Check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

        Indicate by check mark whether the registrant is a shell company
          (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     50,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF JULY 31, 2006

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))
                                  (UNAUDITED)

                                                         June 30, 2006      June 30, 2006      December 31, 2005
                                                       -----------------  -----------------    -----------------
                                                              US$                HK$                  HK$
                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                            $        135,162   $      1,054,262     $      2,472,677
  Accounts receivable, trade                                    776,370          6,055,689            4,712,014
  Inventories                                                     7,583             59,146               69,737
  Deposits and other receivables                                192,870          1,504,388            1,144,141
                                                       -----------------  -----------------    -----------------
      Total current assets                                    1,111,985          8,673,485            8,398,569
                                                       -----------------  -----------------    -----------------
Property and equipment
  Cost                                                          503,433          3,926,789            1,064,563
  Less: accumulated depreciation                                (72,159)          (562,848)            (328,924)
                                                       -----------------  -----------------    -----------------
                                                                431,274          3,363,941              735,639
                                                       -----------------  -----------------    -----------------
Other assets, net                                               200,065          1,560,508            1,407,329
                                                       -----------------  -----------------    -----------------
Total assets                                           $      1,743,324   $     13,597,934     $     10,541,537
                                                       =================  =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                       $        176,186   $      1,374,247     $      1,506,862
  Accounts payable, trade                                       417,648          3,257,669              413,164
  Other taxes payable                                             8,913             69,521                    -
  Income tax payable                                             51,220            399,515              417,015
                                                       -----------------  -----------------    -----------------
      Total current liabilities                                 653,967          5,100,952            2,337,041
                                                       -----------------  -----------------    -----------------

Minority interest                                                 3,518             27,437                    -
                                                       -----------------  -----------------    -----------------

Stockholders' equity:
 Common stock, US$0.01 (HK$0.078) par value,
   100,000,000 shares authorized, 50,000,000 shares
    issued and outstanding                                      500,000          3,900,000            3,900,000
 Additional paid-in capital                                     318,820          2,486,797            2,486,797
 Retained earnings                                              266,789          2,080,957            1,822,183
 Accumulated other comprehensive income                             230              1,791               (4,484)
                                                       -----------------  -----------------    -----------------
                                                              1,085,839          8,469,545            8,204,496
                                                       -----------------  -----------------    -----------------
                                                       $      1,743,324   $     13,597,934     $     10,541,537
                                                       =================  =================    =================


   The accompanying notes are an integral part of these financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))
                                   (UNAUDITED)

                                                   Three Months Ended June 30,                    Six Months Ended June 30,
                                         ---------------------------------------------   -------------------------------------------
                                              2006            2006            2005            2006            2006           2005
                                         -------------   -------------   -------------   -------------   -------------  ------------
                                               US$             HK$             HK$             US$             HK$            HK$
Revenue
  Projects
    Products                             $    754,143    $  5,882,319    $  3,068,864    $  1,008,382    $  7,865,382   $ 3,793,311
    Services                                  294,711       2,298,744       1,477,026         425,511       3,318,983     2,618,966
                                         -------------   -------------   -------------   -------------   -------------  ------------
                                            1,048,854       8,181,063       4,545,890       1,433,893      11,184,365     6,412,277
  Maintenance
    Services                                   50,000         390,000          39,000          59,633         465,140        91,000
                                         -------------   -------------   -------------   -------------   -------------  ------------
  Total revenue                             1,098,854       8,571,063       4,584,890       1,493,526      11,649,505     6,503,277
                                         -------------   -------------   -------------   -------------   -------------  ------------
Cost of sales
  Projects
    Cost of products sold                     490,245       3,823,912       1,118,924         628,922       4,905,593     1,363,192
    Cost of services                          177,507       1,384,554       1,171,094         256,935       2,004,091     2,010,260
                                         -------------   -------------   -------------   -------------   -------------  ------------
                                              667,752       5,208,466       2,290,018         885,857       6,909,684     3,373,452
  Maintenance
    Cost of services                            5,987          46,700           4,680           7,154          55,800        10,520
                                         -------------   -------------   -------------   -------------   -------------  ------------
  Total cost of sales                         673,739       5,255,166       2,294,698         893,011       6,965,484     3,383,972
                                         -------------   -------------   -------------   -------------   -------------  ------------
Gross profit                                  425,115       3,315,897       2,290,192         600,515       4,684,021     3,119,305
                                         -------------   -------------   -------------   -------------   -------------  ------------
Selling, general and administrative
expenses                                      349,393       2,725,262       1,230,954         499,916       3,899,345     1,926,133
Research & development costs                   46,482         362,557          63,350          58,596         457,051        63,350
                                         -------------   -------------   -------------   -------------   -------------  ------------
                                              395,875       3,087,819       1,294,304         558,512       4,356,396     1,989,483
                                         -------------   -------------   -------------   -------------   -------------  ------------
Income from operations                         29,240         228,078         995,888          42,003         327,625     1,129,822
                                         -------------   -------------   -------------   -------------   -------------  ------------
Other income (expense):
  Government grant income                           -               -               -           3,043          23,733        17,533
  Interest income                                 347           2,708             174           2,773          21,630           188
  Interest expense                             (1,414)        (11,031)              -          (3,610)        (28,156)       (1,375)
                                         -------------   -------------   -------------   -------------   -------------  ------------
                                               (1,067)         (8,323)            174           2,206          17,207        16,346
                                         -------------   -------------   -------------   -------------   -------------  ------------
Income before income tax expense and
minority interest                              28,173         219,755         996,062          44,209         344,832     1,146,168
Income tax expense                             (4,849)        (37,821)       (165,499)         (7,516)        (58,621)     (194,849)
                                         -------------   -------------   -------------   -------------   -------------  ------------
Income before minority interest                23,324         181,934         830,563          36,693         286,211       951,319
Minority interest                               2,383          18,591          12,228          (3,518)        (27,437)       19,418
                                         -------------   -------------   -------------   -------------   -------------  ------------
Net income                               $     25,707    $    200,525    $    842,791    $     33,175    $    258,774   $   970,737
                                         =============   =============   =============   =============   =============  ============

Per share information:
Basic and diluted income per common
share                                    $          -    $      0.004    $      0.018    $      0.001    $      0.005   $     0.021
                                         =============   =============   =============   =============   =============  ============
Weighted average shares outstanding
basic and fully diluted                    50,000,000      50,000,000      47,000,000      50,000,000      50,000,000    47,000,000
                                         =============   =============   =============   =============   =============  ============

Net income                               $     25,707    $    200,525    $    842,791    $     33,175    $    258,774   $   970,737
Other comprehensive income
   Effect of foreign currency
   transactions                                   112             871             175             804           6,275         4,046
                                         -------------   -------------   -------------   -------------   -------------  ------------
Comprehensive income                     $     25,819    $    201,396    $    842,966     $    33,979    $    265,049   $   974,783
                                         =============   =============   =============   =============   =============  ============


   The accompanying notes are an integral part of these financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))
                                   (UNAUDITED)

                                                                        2006               2006                2005
                                                                  --------------     --------------     ---------------
                                                                         US$                HK$                HK$

Net cash provided by operating activities                         $     252,428      $   1,968,929      $       89,287
                                                                  --------------     --------------     ---------------

Cash flows from investing activities:
   Acquisition of intangible assets                                     (48,348)          (377,112)           (224,061)
   Acqusition of plant and equipment                                   (369,730)        (2,883,892)           (588,182)
                                                                  --------------     --------------     ---------------
Net cash used for investing activities                                 (418,078)        (3,261,004)           (812,243)
                                                                  --------------     --------------     ---------------

Cash flows from financing activities :
   Net increase/(decrease) in bank overdraft                            (17,002)          (132,615)            341,525
   Repayments of long term bank loan                                          -                  -             (16,667)
                                                                  --------------     --------------     ---------------
Net cash provided by (used in) financing activities                     (17,002)          (132,615)            324,858
                                                                  --------------     --------------     ---------------

Effect of exchange gain / (loss) on cash and cash equivalents               804              6,275               4,046
                                                                  --------------     --------------     ---------------

Net (decreased) in cash and cash equivalents                           (181,848)        (1,418,415)           (394,052)
Cash and cash equivalents, beginning of the period                      317,010          2,472,677             523,543
                                                                  --------------     --------------     ---------------

Cash and cash equivalents, end of the period                      $     135,162      $   1,054,262      $      129,491
                                                                  ==============     ==============     ===============

Supplemental cash flows information:
   Cash paid for interest                                         $       3,610      $      28,156      $        1,375
                                                                  ==============     ==============     ===============
   Income tax paid                                                $       2,243      $      17,500      $        3,677
                                                                  ==============     ==============     ===============

Non-cash transactions
   Comprehensive income                                           $         804      $       6,275      $        4,046
                                                                  ==============     ==============     ===============


   The accompanying notes are an integral part of these financial statements.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

Titanium Group Limited ("Company") was incorporated as an International Business Company with limited liability in the British Virgin Islands ("BVI") under the International Business Companies Act, Cap 291 of the British Virgin Islands on May17, 2004. The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd. (collectively known as the "Group"). The Group's functional currency is the Hong Kong dollar.


NOTE 2 - BASIS OF PRESENTATION OF INTERIM PERIOD

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2006 and for the six-month and three-month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and the requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended June 30, 2006 and 2005 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements presented in the Company's registration statement declared effective June 14, 2006.


NOTE 3 - PER SHARE INFORMATION

Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the period ended June 30, 2006, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - INCOME TAXES

The Group accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods". The Group has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Group's fiscal year to the Group's best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.


NOTE 5 - SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Group granted options to purchase a total of 4,635,000 shares of its common stock under its 2005 Stock Option Plan to 26 officers, employees and consultants. All of the options are exercisable at $0.20 per share for a period of five years from date of grant. The options vest as follows: 50% six months from date of grant and the remaining 50% one year from date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         In June 2005, we acquired 100% ownership of Titanium Technology, but did not have any operations prior to the acquisition. Accordingly, for accounting purposes, the historical financial statements of Titanium Technology are the historical financial statements of the company.

         As Titanium Technology is a software development company, it earns revenues primarily through license sales of its products, which utilize the proprietary technology it develops. Development of the technology requires a significant outlay of cash before a viable product is developed that utilizes the technology. After development of a product, even more cash is required to market the product before any revenues are realized. Accordingly, the challenge that faces many software development companies is being able to obtain enough cash to fund research and development and marketing expenses and sustain the company until revenues are generated. Such funds are needed fairly quickly after products are developed, as the environment in which the products are used is constantly changing. Companies face the risk of discovering that their products do not meet the needs of the potential customers or are technologically outdated after a marketing campaign is launched. If that happens, the research and development costs are never recouped.

         Titanium Technology has been able to generate revenues rather early in the company's development, which have funded research and development expenses, as well as selling, general and administrative expenses. For example, during the year ended December 31, 2002, revenues were US$547,095 (HK$4,267,341) and the gross profit was US$295,190 (HK$2,302,481). This amount was sufficient to sustain our selling, general and administrative expenses of US$143,299 (HK$1,117,729), as well as our research and development costs of US$84,936 (HK$662,500).

         As compared to companies located in the United States, we believe that we have lower personnel costs, which are our primarily costs of doing business. We believe that this has been the main reason for our having generated net income for three of the last four fiscal years.

         While we have been able to develop proprietary products mainly based on proceeds from sales revenues and from subsidy income received from the Hong Kong government, we believe that external funding from investors can stimulate and accelerate product development and marketing for a number of reasons. First, the company has now achieved a certain amount of recognition in the biometrics industry, especially in Hong Kong and the surrounding region. It has also established several important marketing channels, most notably a sole distributor in Japan who brought along opportunities and major customers such as the NTT Group. Second, there is increased awareness in the personal security area in which biometric technologies are some of the most commonly used applications. We expect the global market size to grow due to concerns about identity theft and security. Third, we have developed a technology within the past year that we believe can be utilized in a one-to-many application. Based on this developed technology, management believes that the company should try to market its products and services in areas outside of Asia and compete in a larger market.

         We raised net proceeds of US$517,425 (HK$4,035,915) through a private placement of securities during the third quarter of 2005. These proceeds have been used to provide the funds necessary to implement the next step in our business plan, which was becoming a publicly-held company in the United States. Our common stock commenced trading on the OTC Bulletin Board in July 2006. Funds were used for legal, accounting, and corporate consulting services and working capital. We believe that by becoming a publicly-held company, we will enhance the visibility of our products and services and our ability to obtain additional financing in the future.

CRITICAL ACCOUNTING POLICIES

         REVENUE RECOGNITION. We generate revenues principally from contracts for facial-based biometric identification and security projects, which typically include outside purchased workstations and live-scan devices, bundled with our proprietary software. In all cases, the customers are granted a license to use the software in perpetuity so long as the software is installed on the hardware for which it was originally intended. The contract price of our facial-based biometric identification and security projects generally includes twelve months of free post-contract customer support. We also generate revenues from services performed under fixed-price and time-and-material agreements. To a lesser extent, we also generate revenues from sales of our proprietary biometrics products and re-sales of products sourced from outside third parties. We classify the revenues generated by these activities as either project products revenue, project services revenue, or maintenance services revenue. Maintenance services are what the customer purchases if support and software upgrades are desired after the free twelve-month period.

         We apply the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin ("ARB") No. 45, "Long-Term Construction-Type Contracts," and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We also consider the guidance of the Emerging Issues Task Force (EITF") Topic 00-21, "Revenue Arrangements with Multiple Deliverables" with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period. Material differences may result in the amount and timing of our revenue for any period if actual results differ from management's judgment or estimates.

         PRODUCTS REVENUE. The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance are generally categorized into one of the following:

    o FACIAL-BASED BIOMETRIC IDENTIFICATION AND SECURITY PROJECTS THAT DO NOT REQUIRE SIGNIFICANT MODIFICATION OR CUSTOMIZATION OF OUR SOFTWARE:
         Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which we have vendor-specific objective evidence of fair value ("VSOE"), is recognized upon installation and receipt of written acceptance of the project by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition have been met. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period. To date, we have not made an allocation of contract revenue to separate accounting units since all of the products have been delivered simultaneously and no deferral of revenue would result.

    o FACIAL-BASED BIOMETRIC IDENTIFICATION AND SECURITY PROJECTS THAT REQUIRE SIGNIFICANT MODIFICATION OR CUSTOMIZATION OF OUR SOFTWARE:
         Revenue associated with these arrangements is recognized using the percentage of completion method as described by SOP 81-1. The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project.

         Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period.

    o SELF-DEVELOPED SOFTWARE PRODUCTS SALES AND RE-SALE OF PURCHASED THIRD PARTIES PRODUCTS: Revenue associated with the sale of these products, excluding maintenance when applicable, is recognized upon shipment to the customer. The amount of these revenues has historically not been significant.

         SERVICES REVENUE. Services revenue is primarily derived from computer engineering services, system design, consulting and integration and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time and materials basis. The majority of our professional services are performed under time-and-materials arrangements. Revenue from such services is recognized as the services are provided.

         MAINTENANCE SERVICES REVENUE. Maintenance revenue consists of fees for providing technical support and software updates, primarily to customers purchasing the primary products. We recognize all maintenance revenue ratably over the applicable maintenance period. We determine the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the arrangement.

         INTEREST INCOME. Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

         REVENUE RECOGNITION CRITERIA. We recognize revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable and VSOE of the fair value of any undelivered element exists. A discussion about these revenue recognition criteria and their applicability to our transactions follows:

    o PERSUASIVE EVIDENCE OF AN ARRANGEMENT: We use either contracts signed by both the customer and us or written purchase orders issued by the customer that legally bind us and the customer as evidence of an arrangement.

    o PRODUCT DELIVERY: We deem delivery to have occurred when the products are installed and, when required under the terms of the arrangement, when accepted by the customer. Delivery of other re-sale products are recognized as revenue when products are shipped and title and risk of ownership has passed to the buyer.

    o FIXED OR DETERMINABLE FEE: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices. If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

    o COLLECTION IS DEEMED PROBABLE: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due.


         SALES TO AUTHORIZED DISTRIBUTORS. We also use authorized distributors to sell certain of our products and only the authorized distributors are allowed to resell those products. We require the authorized distributors to purchase the products and then sell through the authorized distributors' own distribution channels to the end customers. From our perspective, the authorized distributors are the ordinary customers and the only preferential treatment to them is that the sales prices to distributors have been predetermined in accordance with the distribution agreements, and are approximately 30% to 40% off the recommended retail prices. Once the products are delivered and the distributor has accepted the products, we bill the distributor and the distributor is obligated to settle the bill accordingly within the credit period granted. There is no right of return or other incentives given to the distributors. We are not required to provide training to authorized distributors.

         RESEARCH AND DEVELOPMENT COSTS. Research costs are expensed as incurred. The major components of these research and development costs are the labor cost.

         INTANGIBLE ASSETS/SOFTWARE DEVELOPMENT COSTS. Intangible assets consist primarily of capitalized software development costs. We review software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. We capitalized US$108,722 (HK$848,034) and US$116,735 (HK$910,536) for the years ended December 31, 2004 and 2005, respectively, for projects ProAccess and ProFacer. The purchased software license costs, patent costs, and the capitalized software development costs are amortized over an estimated economic life of five years, which is consistent with the expected life of these assets.

         We received government funding in the amounts of US$136,515 (HK$1,064,820), US$150,557 (HK$1,174,345) and US$97,016 (HK$756,723) for the
years ended December 31, 2003, 2004 and 2005, respectively. This funding income was offset to software-development costs incurred prior to the beginning of the capitalization period. According to paragraph 73 of SOP 97-2, if capitalization of the software-development costs commences pursuant to SFAS No. 86, any income from the funding party under a funded software-development arrangement should be credited first to the development costs prior to capitalization. The following table illustrates the movement of the capitalized software development costs:

                                                                         AS OF DECEMBER 31,
                                                 2005                 2005                 2004                2004
                                                 ----                 ----                 ----                ----
                                                  US$                  HK$                  US$                 HK$
Software development costs                    213,751            1,667,259              259,279           2,022,379
Grant income                                  (97,016)            (756,723)            (150,557)         (1,174,345)
                                         -------------        -------------        -------------       -------------

Capitalized development costs                 116,735              910,536              108,722             848,034
                                         =============        =============        =============       =============

         Grant and subsidy income represents subsidy from the Government of the Hong Kong Special Administrative Region ("HKSAR") for assisting us in the development of products of innovative nature. The products developed under this subsidy plan include ProAccess and ProFacer. Pursuant to the agreements made between us and HKSAR, HKSAR is required to provide funding to us for product development. The funding is made available to us in accordance with the milestones as established by us and is subject to a ceiling of US$256,410 (HK$2,000,000). We are not required to repay the Government grant, but we are required to contribute approximately 50% of the overall project cost in accordance with the grant agreement. Also, upon completion of the project, we have to tender to the Government its pro rata share of the residual funds remaining in the project account. In addition we are obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to us. The royalty fee paid by us for each of the years ended December 31, 2003, 2004 and 2005 amounted to US$4,186 (HK$32,648), US$4,427
(HK$34,532) and US$6,166 (HK$48,092), respectively. We may have to pay the Government

10% of the gross proceeds of our 2005 private placement as part of the royalty payment obligation. We are entitled to retain ownership of the intellectual property resulting from the project.

         FOREIGN CURRENCY TRANSLATION METHODOLOGY. Our functional currency is the Hong Kong dollar because the majority of our revenues, capital expenditures, and operating and borrowing costs are either denominated in Hong Kong dollars or linked to the Hong Kong dollar exchange rate. Accordingly, transactions and balances not already measured in Hong Kong dollars, which are primarily transactions involving the United States dollar and the PRC Yuan, have been re-measured into Hong Kong dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The object of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been kept in Hong Kong dollars. The exchange rate adopted throughout the consolidated financial statements where United States dollars are presented was US$1 for HK$7.8.

         Cash, receivables, payable, and loans are considered monetary assets and liabilities and have been translated using the exchange rate as of the balance sheet dates. Non-monetary assets and liabilities, including non-current assets and shareholders' equity, are stated at their actual dollars cost or are restated from their historic cost, by applying the historical exchange rate as monthly average exchange rates to underlying transactions.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005. For the three months ended June 30, 2006, project revenues increased by US$466,048 (HK$3,635,173) (80.0%) over the same period in 2005, mainly due to an increased volume of business, as opposed to an increase in prices. The increase in volume can be attributed to increased orders from existing customers.

         The gross margin on projects as a percentage of project revenues was 36.3% for the 2006 quarter, as compared to 49.6% for the 2005 quarter. The decrease in gross profit percentage can be attributed to the relative increase in cost of goods sold in products. Gross profit on projects increased in terms of dollars in 2006 by US$91,888 (HK$716,725) because of the increase in sales.

         Maintenance revenues, as a percentage of all revenues, increased from 0.9% in 2005 to 4.6% in 2006 because of a subscription of maintenance from one major customer.

         Selling, general, and administrative expenses increased by US$191,578 (HK$1,494,308) (121.4%) in 2006 as compared to 2005 due to expansion of operation, which include hiring more personnel. The increase in salary and welfare accounted for US$94,550 (HK$737,493). Rental expense also increased by US$26,823 (HK$209,217) due to the relocation of our offices. Selling and promotional expense also increased by US$49,888 (HK$389,129). In addition, depreciation and amortization increased by US$18,850 (HK$147,032) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

         Primarily as a result of the increased selling, general and administrative expenses, and to a lesser extent to an increase in research and development expenses of US$38,360 (HK$299,207) in 2006, operating income decreased 77.1% in 2006 to US$29,240 (HK$228,078) from US$127,678 (HK$995,888)
in 2005.

         We incurred other expense in 2006 of US$1,067 (HK$8,323), which consisted primarily of interest expense, a decrease from other income of US$22 (HK$174) in 2005. Income taxes for 2006 were 77.1% lower than in 2005, and the minority interest in 2006 was 52.0% higher.

         In summary, while we generated 86.9% more revenues in the quarter ended June 30, 2006, our increased operating costs and cost of sales resulted in net income 76.2% lower than that of the comparable 2005 quarter.

         SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005. For the six months ended June 30, 2006, project revenues increased by US$611,806 (HK$4,772,088) (74.4%) over the same period in 2005, mainly due to an increased volume of business. The increase in volume can be attributed to increased orders from existing customers.

         The gross margin on projects as a percentage of project revenues was 38.2% for the 2006 period, as compared to 47.4% for the 2005 period. The decrease in gross profit percentage can be attributed to the relative increase in cost of goods sold in products. Gross profit on projects increased in terms of dollars in 2006 by US$158,443 (HK$1,235,856) because of the increase in sales.

         Maintenance revenues, as a percentage of all revenues, increased from 1.4% in 2005 to 4.0% in 2006 because of a subscription of maintenance from one major customer.

         Selling, general, and administrative expenses increased by US$252,976 (HK$1,973,212) (102.4%) in 2006 as compared to 2005 due to expansion of operation, which include hiring more personnel. The increase in salary and welfare accounted for US$83,050 (HK$647,792). Rental expense also increased by US$30,707 (HK$239,513) due to the relocation of our offices. Selling and promotional expense also increased by US$68,527 (HK$534,511). In addition, professional fees increased by US$25,884 (HK$201,899) as we have incurred substantial legal and accounting fees as part of the process of becoming a public company.

         Depreciation and amortization also increased by US$33,481 (HK$261,149) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

         Primarily as a result of the increased selling, general and administrative expenses, and to a lesser extent to an increase in research and development expenses of US$50,474 (HK$393,701) in 2006, operating income decreased 71.0% in 2006 to US$42,003 (HK$327,625) from US$144,849 (HK$1,129,822)
in 2005.

         Other income in 2006 was US$2,206 (HK$17,207), which consisted of government grant income and interest income, and increased slightly from US$2,096 (HK$16,346) in 2005. Income taxes for 2006 were 69.9% lower than in 2005 and the minority interest in 2006 was a charge of US$3,518 (HK$27,437), as compared to an addition of income of US$2,489 (HK$19,418) in 2005. The charge to minority interest represents income that belongs to the minority owner of our 92%-owned subsidiary, Titanium Technology (Shenzhen) Co., Ltd. During the quarter ended March 31, 2006, that subsidiary generated income because of a large sale to a Shenzhen-based company. For the past few years, this subsidiary has conducted research and development operations for us and has generated losses. We do not expect the first quarter results for this subsidiary to be indicative of results for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         AS OF JUNE 30, 2006. At June 30, 2006, we had working capital of US$458,017 (HK$3,572,533), as compared to US$777,119 (HK$6,061,528) at December
31, 2005. The decrease was due primarily to the increase in trade accounts payable and additions to plant and equipment.

         During the six months ended June 30, 2006, our operating activities provided cash of US$252,427 (HK$1,968,929), as compared to cash of US$11,447 (HK$89,287) being provided by operating activities in 2005. We used US$418,078 (HK$3,261,004) for investing activities, which were primarily for additions to plant and equipment and capitalized software development costs, and US$17,002 (HK$132,615) for the repayment of our bank overdraft (discussed below). In comparison, during the six months ended June 30, 2005, we used US$104,134 (HK$812,243) for investing activities, again primarily for additions to plant and equipment and capitalized software development costs, while our financing activities provided cash of US$41,648 (HK$324,858).

         At June 30, 2006, our bank overdraft was US$176,186 (HK$1,374,247). We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000). Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement. Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable. The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate). At June 30, 2006, the rate charged was 9.5%. Generally, the overdraft situation does not exist for any significant length of time. We incurred US$2,845 (HK$22,188) of interest expenses on this overdraft facility in 2005 and an annual facility fee of US$321 (HK$2,500) for 2005. For 2006, the facility fee is US$962 (HK$7,500). We believe that the benefit of being able to better monitor the performance of our operating subsidiary and avoiding the costs of converting currency from US dollars to Hong Kong dollars outweighs these borrowing costs. The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan. The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

         In light of our working capital of US$458,017 (HK$3,572,533) at June 30, 2006, we believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year. Our current fixed overhead is approximately $57,692 (HK$450,000) per month, without giving any effect to any revenues that we generate. Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees. We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have. At June 30, 2006, our backlog of orders believed to be firm was approximately US$2,000,000 (HK$15,600,000), as compared to approximately US$620,000 (HK$4,800,000) at June 30, 2005. We expect that approximately US$1,200,000 (HK$9,360,000) will not be filled by the end of our current fiscal year (December 31, 2006). We expect that the above fixed overhead amount will increase by approximately 10% towards the end of 2006, as we plan to increase research and development efforts.

FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market rate risk for changes in interest rates relates primarily to money market funds included in our investment portfolio. Investments in fixed rate earning instruments carry a degree of interest rate risk as their fair market value may be adversely impacted due to a rise in interest rates. As a result, our future investment income may fall short of expectations due to changes in interest rates. We do not use any hedging transactions or any financial instruments for trading purposes and we are not a party to any leveraged derivatives. Due to the nature of our investment portfolio, we believe that we are not subject to any material market risk exposure.


ITEM 4.  CONTROLS AND PROCEDURES

         As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              We are not a party to any pending legal proceedings.

ITEM 1A.      RISK FACTORS

              There were no other material changes from the risk factors disclosed in Amendment No. 6 to our registration statement on Form S-1 filed May 24, 2006.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
       3.1         Memorandum of Association, as amended (1)
--------------------------------------------------------------------------------
       3.2         Articles of Association, as amended (1)
--------------------------------------------------------------------------------
       4.1         Form of Warrant (2)
--------------------------------------------------------------------------------
       4.2         Form of Subscription Agreement (2)
--------------------------------------------------------------------------------
      10.1         Employment agreement with Jason Ma dated January 1, 2005 (1)
--------------------------------------------------------------------------------
      10.2         Employment agreement with Humphrey Cheung dated January 1,
                   2005 (1)
--------------------------------------------------------------------------------
      10.3         Employment agreement with Billy Tang dated January 1, 2005
                   (1)
--------------------------------------------------------------------------------
      10.4         Office lease dated June 22, 2005 (1)
--------------------------------------------------------------------------------
      10.5         2005 Stock Plan (2)
--------------------------------------------------------------------------------
      10.6 Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION S-K
     NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
      10.7         Technology Partnership and Research & Development Contract
                   with China Scientific Automation Research Center dated June
                   15, 2005 (2)
--------------------------------------------------------------------------------
      10.8         Technology Research and Development Contract with Tsing Hua
                   University dated November 4, 2005 (2)
--------------------------------------------------------------------------------
      10.9         Form of Distributor Agreement (3)
--------------------------------------------------------------------------------
      10.10        Form of Reseller Agreement (3)
--------------------------------------------------------------------------------
      10.11        Distributor Agreement with Elixir Group Limited dated January
                   1, 2004 (4)
--------------------------------------------------------------------------------
      10.12        Distributor Agreement with Smart Wireless Corporation dated
                   February 1, 2005 (4)
--------------------------------------------------------------------------------
      10.13        Agreement with Shanghai Commercial Bank Ltd. dated February
                   7, 2006 (4)
--------------------------------------------------------------------------------
       21          Subsidiaries of the registrant (1)
--------------------------------------------------------------------------------
      31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
      31.2         Rule 13a-14(a) Certification of Principal Financial Officer
--------------------------------------------------------------------------------
      32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Chief Executive Officer
--------------------------------------------------------------------------------
      32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                   Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
                   Principal Financial Officer
--------------------------------------------------------------------------------
-------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2) Filed as an exhibit to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9,2005.
(3) Filed as an exhibit to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4) Filed as an exhibit to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form S-1 (File No. 333-128302) on May 24, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TITANIUM GROUP LIMITED


August 10, 2006                    By:  /s/ DR. KIT CHONG NG
                                      ------------------------------------------
                                        Dr. Kit Chong "Johnny" Ng
                                        Principal Financial Officer


                                   By:  /s/ JASON MA
                                      ------------------------------------------
                                        Jason Ma
                                        Chief Executive Officer