Form 10-Q
period 2006-09-30
Titanium Group LTD
filed 2006-11-13
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
        "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer[ ]    Accelerated filer[ ]    Non-accelerated filer[X]

        Indicate by check mark whether the registrant is a shell company
          (as defined in Rule 12b-2 of the Exchange Act). [ ]Yes [X] No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   50,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF OCTOBER 31, 2006

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Original currency expressed in Hong Kong Dollars ("HK$"))


                                                                September 30,                    December 31,
                                                      -----------------------------------       ----------------
                                                         2006                  2006                 2005
                                                          US$                   HK$                  HK$
                                                      (unaudited)           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                           $      87,059       $      679,064        $     2,472,677
  Accounts receivable, trade                                514,202            4,010,779              4,712,014
  Inventories                                                 1,560               12,166                 69,737
  Deposits and other receivables                            293,255            2,287,392              1,144,141
                                                      --------------      ---------------       ----------------
Total current assets                                        896,076            6,989,401              8,398,569
                                                      --------------      ---------------       ----------------

Plant and equipment
  Cost                                                      504,788            3,937,351              1,064,563
  Less: accumulated depreciation                            (99,888)            (779,131)              (328,924)
                                                      --------------      ---------------       ----------------
                                                            404,900            3,158,220                735,639
                                                      --------------      ---------------       ----------------

Other assets, net                                           297,638            2,321,577              1,407,329
                                                      --------------      ---------------       ----------------
Total assets                                          $   1,598,614       $   12,469,198        $    10,541,537
                                                      ==============      ===============       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                      $     184,972       $    1,442,783        $     1,506,862
  Accounts payable, trade                                   323,219            2,521,107                413,164
  Other taxes payable                                        25,520              199,057                      -
  Income tax payable                                         11,819               92,192                417,015
                                                      --------------      ---------------       ----------------
      Total current liabilities                             545,530            4,255,139              2,337,041
                                                      --------------      ---------------       ----------------
Stockholders' equity:
Common stock, US$0.01 (HK$0.078) par value,
   100,000,000 shares authorized, 50,000,000
   shares issued and outstanding                            500,000            3,900,000              3,900,000
Additional paid-in capital                                  489,553            3,818,514              2,486,797
Retained earnings                                            63,289              493,656              1,822,183
Accumulated other comprehensive income (loss)                   242                1,889                 (4,484)
                                                      --------------      ---------------       ----------------
                                                          1,053,084            8,214,059              8,204,496
                                                      --------------      ---------------       ----------------

Total liabilities and stockholders' equity            $   1,598,614       $   12,469,198        $    10,541,537
                                                      ==============      ===============       ================


     See accompanying notes to condensed consolidated financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           (Original currency expressed in Hong Kong Dollars ("HK$"))
                                   (Unaudited)

                                                    Three Months                                     Nine Months
                               -----------------------------------------------------------------------------------------
                                                                 September                                       September
                                      September 30, 2006          30, 2005            September 30, 2006          30, 2005
                               ----------------------------------------------------------------------------------------------
                                     US$             HK$             HK$             US$             HK$             HK$
Revenue
  Projects
     Products                  $     426,894    $  3,329,776    $  1,757,726    $  1,435,277    $ 11,195,158    $  5,551,037
     Services                         86,614         675,588       1,421,601         512,124       3,994,571       4,040,568
                               --------------   -------------   -------------   -------------   -------------   -------------
                                     513,508       4,005,364       3,179,327       1,947,401      15,189,729       9,591,605
  Maintenance
     Services                              -               -         182,408          59,633         465,140         273,408
                               --------------   -------------   -------------   -------------   -------------   -------------
  Total revenue                      513,508       4,005,364       3,361,735       2,007,034      15,654,869       9,865,013
                               --------------   -------------   -------------   -------------   -------------   -------------

Cost of sales
  Projects
     Cost of products sold           311,661       2,430,956         785,719         940,583       7,336,549       2,148,911
     Cost of services                 52,682         410,917       1,131,657         309,616       2,415,008       3,141,918
                               --------------   -------------   -------------   -------------   -------------   -------------
                                     364,343       2,841,873       1,917,376       1,250,199       9,751,557       5,290,829
  Maintenance
     Cost of services                      -               -          19,908           7,154          55,800          30,428
                               --------------   -------------   -------------   -------------   -------------   -------------
  Total cost of sales                364,343       2,841,873       1,937,284       1,257,353       9,807,357       5,321,257
                               --------------   -------------   -------------   -------------   -------------   -------------

Gross profit                         149,165       1,163,491       1,424,451         749,681       5,847,512       4,543,756
                               --------------   -------------   -------------   -------------   -------------   -------------

Selling, general and
 administrative expenses             153,795       1,199,599         906,070         653,711       5,098,944       2,832,203
Research & development                37,558         292,949           4,869          96,154         750,000          68,219
Stock-based compensation             170,733       1,331,717               -         170,733       1,331,717               -
                               --------------   -------------   -------------   -------------   -------------   -------------
                                     362,086       2,824,265         910,939         920,598       7,180,661       2,900,422
                               --------------   -------------   -------------   -------------   -------------   -------------
(Loss) income from operations       (212,921)     (1,660,774)        513,512        (170,917)     (1,333,149)      1,643,334
                               --------------   -------------   -------------   -------------   -------------   -------------

Other income (expense):
  Government grant income                  -               -          30,000           3,043          23,733          47,533
  Interest income                         45             349           3,691           2,817          21,979           3,879
  Interest expense                    (2,543)        (19,832)         (8,401)         (6,152)        (47,988)         (9,776)
                               --------------   -------------   -------------   -------------   -------------   -------------
                                      (2,498)        (19,483)         25,290            (292)         (2,276)         41,636
                               --------------   -------------   -------------   -------------   -------------   -------------
(Loss) income before income
  tax expense and minority
  interest                          (215,419)     (1,680,257)        538,802        (171,209)     (1,335,425)      1,684,970
Income tax credit (expense)            8,400          65,519        (256,596)            884           6,898        (451,445)
                               --------------   -------------   -------------   -------------   -------------   -------------
(Loss) income before minority
  interest                          (207,019)     (1,614,738)        282,206        (170,325)     (1,328,527)      1,233,525
Minority interest                      3,518          27,437         (19,418)              -               -               -
                               --------------   -------------   -------------   -------------   -------------   -------------
Net (loss) income              $    (203,501)   $ (1,587,301)   $    262,788    $   (170,325)   $ (1,328,527)   $  1,233,525
                               ==============   =============   =============   =============   =============   =============

     See accompanying notes to condensed consolidated financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Continued) (Original currency expressed in Hong Kong Dollars ("HK$"))
                                   (Unaudited)

                                                    Three Months                                     Nine Months
                               -----------------------------------------------------------------------------------------
                                                                 September                                       September
                                      September 30, 2006          30, 2005            September 30, 2006          30, 2005
                               ----------------------------------------------------------------------------------------------
                                     US$             HK$             HK$             US$             HK$             HK$
Per share information:
Basic and diluted
Net (loss) income per share    $           -    $      (0.03)   $       0.01    $          -    $      (0.03)   $       0.01
                               ==============   =============   =============   =============   =============   =============

Basic and diluted
Weighted average number of
 common shares outstanding        50,000,000      50,000,000      47,000,000      50,000,000      50,000,000      47,000,000
                               ==============   =============   =============   =============   =============   =============


Net (loss) income              $    (203,501)   $ (1,587,301)   $    262,788    $   (170,325)   $ (1,328,527)   $  1,233,525
Other comprehensive income
Effect of foreign currency
 transactions                           (545)         (4,253)         (8,299)            816           6,373          (4,253)
                               --------------   -------------   -------------   -------------   -------------   -------------
Comprehensive (loss) income    $    (204,046)   $ (1,591,554)   $    254,489    $   (169,509)   $ (1,322,154)   $  1,229,272
                               --------------   -------------   -------------   -------------   -------------   -------------
























     See accompanying notes to condensed consolidated financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
           (Original currency expressed in Hong Kong Dollars ("HK$"))
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                              ------------------------------------------------
                                                                           2006                      2005
                                                              -------------------------------   --------------
                                                                    US$              HK$              HK$
                                                                    ---              ---              ---
Net cash provided by (used in) operating activities           $     311,469    $   2,429,458    $    (578,626)
                                                              --------------   --------------   --------------

Cash flows from investing activities:
  Additions to plant and equipment                                 (165,840)      (1,293,555)        (576,121)
  Additions to intangible assets                                   (368,181)      (2,871,810)        (781,518)
                                                              --------------   --------------   --------------
Net cash used for investing activities                             (534,021)      (4,165,365)      (1,357,639)
                                                              --------------   --------------   --------------

Cash flows from financing activities:
  Repayments of long term bank loan                                       -                -          (16,667)
  Net proceeds from private placement                                     -                -        4,035,915
  Net (decrease) increase in bank overdraft                          (8,215)         (64,079)         709,160
                                                              --------------   --------------   --------------
Net cash (used in) provided by investing activities                  (8,215)         (64,079)       4,728,408
                                                              --------------   --------------   --------------

Effect of exchange gain on cash and cash equivalents                    816            6,373           (4,253)
                                                              --------------   --------------   --------------

Net change in cash and cash equivalents                            (229,951)      (1,793,613)       2,787,890
Cash and cash equivalents, beginning of the period                  317,010        2,472,677          523,543
                                                              --------------   --------------   --------------

Cash and cash equivalents, end of the period                  $      87,059    $     679,064    $   3,311,433
                                                              ==============   ==============   ==============

Supplemental cash flows information:
  Cash paid for interest                                      $       6,152    $      47,988    $       1,375
                                                              ==============   ==============   ==============
  Income tax paid                                             $       2,243    $      17,500    $       3,677
                                                              ==============   ==============   ==============

Non-cash transactions
Comprehensive income                                          $         816    $       6,373    $      (4,253)
                                                              ==============   ==============   ==============
Forgiveness of amount due to related parties and
  shareholders' loan                                          $           -    $           -    $   1,425,000
                                                              ==============   ==============   ==============
Netting off between the amount due from related parties
  with the amount due to related parties                      $           -    $           -    $   1,048,685
                                                              ==============   ==============   ==============




      See accompanying notes to condensed consolidated financial statements

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - GENERAL

Titanium Group Limited ("Company") was incorporated as an International Business Company with limited liability in the British Virgin Islands ("BVI") under the International Business Companies Act, Cap 291 of the British Virgin Islands on May 17, 2004. The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd. (collectively known as the "Group"). The Group's functional currency is the Hong Kong dollar.


NOTE 2 - BASIS OF PRESENTATION OF THIRD QUARTER PERIOD

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2006 and for the nine-month and three-month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and the requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended September 30, 2006 and 2005 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements presented in the Company's registration statement declared effective June 14, 2006.


NOTE 3 - PER SHARE INFORMATION

Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the period ended September 30, 2006, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

During the three months ended September 30, 2006, the Company granted stock option to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of September 30, 2006 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

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


NOTE 5 - STOCK OPTION PLAN

On November 22, 2005, the Company approved a Stock Option Plan (the "Plan") under which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company's common stock. The plan has a life of ten (10) years and expires on November 22, 2015. A maximum of 5,000,000 common shares have been reserved under the Plan. Each stock option entitles its holder to purchase one common share of the Company. Options would be granted for a term not exceeding ten (10) years from the date of grant. The board of directors will determine the exercise price for each option at the time the options is granted. The exercise price for shares will be no less than 100% of the fair value of the common stock at the date such options is granted. The board will also determine when options become exercisable.

On July 1, 2006, the Board of Directors authorized to grant 1,435,000 options to the employees and 3,200,000 options to directors, officers and consultants of the Company, respectively with an exercise price of $0.20 per share, being the market price at the time of the grant. These options vest at different periods from 6 moths to 12 months from the date of grant depending upon the optionee and all of these options have a life of five (5) years from the grant date.

                                                                Weighted average
                                                No. of options    exercise price
                                                --------------  ----------------
Options outstanding as of January 1, 2006                   -   $             -
Granted in July 2006                                4,635,000              0.20
Forfeited                                             (10,000)             0.20
                                                --------------  ----------------
Options outstanding as of September 30, 2006        4,625,000   $          0.20
                                                ==============  ================

                                                  Weighted
                                                   average           Weighted       Number of            Weighted
Range of exercise        No. of options          remaining   average exercise         options    average exercise
prices                      outstanding   contractual life              price     exercisable               price
---------------------- ----------------- ------------------ ------------------ --------------- -------------------
$ 0.20 - 0.50                 4,625,000               2.13               0.20       4,625,000                0.20

As of September 30, 2006, there was $357,113 of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 0.57 year. The grant date fair value of stock options vested during the nine months ended September 30, 2006 is $0.20 per share. No stock option awards vested during the three months ended September 30, 2006.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" using the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during the period ended September 30, 2006 was $0.11 per share. Weighted average assumptions used in the valuation for the period ended September 30, are summarized below:

                                                    THREE MONTHS    NINE MONTHS
SEPTEMBER 30, 2006                                         ENDED          ENDED
-----------------------------------------------            -----          -----
Risk free interest rate (%)                                 5.04           5.04
Dividend yield (%)                                             0              0
Expected life of option grants (years)                      2.13           2.13
Expected volatility of option grants (%)                   102.8          102.8

The Company charged $170,733 of stock-based compensation to operations for the three and nine months period ended September 30, 2006 by applying the fair value method in accordance with SFAS No. 123.

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

         We raised net proceeds of US$517,425 (HK$4,035,915) through a private placement of securities during the third quarter of 2005. These proceeds have been used to provide the funds necessary to implement the next step in our business plan, which was becoming a publicly-held company in the United States. Our common stock commenced trading on the OTC Bulletin Board in July 2006 under the symbol "TTNUF." Funds were used for legal, accounting, and corporate consulting services and working capital. We believe that by becoming a publicly-held company, we will enhance the visibility of our products and services and our ability to obtain additional financing in the future.

         In September 2006, we signed a letter of intent to acquire Belview Technologies, Inc., a privately-held Fremont, California-based manufacturer and distributor of All-In-One Panel PCs, touch screen LCD monitors as well as slim size PCs. Completion of the acquisition is subject to completion of satisfactory due diligence and financing. The acquisition, if successful, would give us the capability for

US compliance hardware and kiosk manufacturing. Moreover, we would also be able to leverage on Belview's existing sales network, which covers a variety of segments including education, finance and banking, government, entertainment and gaming, medical, and retail. In addition, Belview would be able to incorporate our technology in a number of their products giving them the ability to further improve the quality of their product line.

         As of the date of this report, we are still in the process of conducting our due diligence review and exploring financing alternatives. Financing for the acquisition will likely come from external funding sources, as management believes that Titanium's current cash position is not sufficient to complete the acquisition. Having our stock traded on the OTC Bulletin Board is a critical piece to obtaining financing on terms that will allow us to implement a growth strategy.

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

                                                                     AS OF DECEMBER 31,
                                                   2005                2005                 2004                2004
                                                   ----                ----                 ----                ----
                                                    US$                 HK$                  US$                 HK$
Software development costs                     213,751           1,667,259              259,279           2,022,379
Grant income                                   (97,016)           (756,723)            (150,557)         (1,174,345)
                                       ---------------     ----------------     ----------------    ----------------

Capitalized development costs                  116,735             910,536              108,722             848,034
                                       ===============     ================     ================    ================

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005. For the three months ended September 30, 2006, project revenues increased by US$105,902 (HK$826,037) (26.0%) over the same period in 2005, mainly due to an increased volume of business, as opposed to an increase in prices. The increase in volume can be attributed to increased orders from existing customers.

         The gross margin on projects as a percentage of project revenues was 29.0% for the 2006 quarter, as compared to 39.7% for the 2005 quarter. The decrease in gross profit percentage can be attributed to the relative increase in cost of goods sold in products. Gross profit on projects decreased in terms of dollars in 2006 by US$12,623 (HK$98,460) because of the increase in cost of goods sold.

         Selling, general, and administrative expenses increased by US$37,632 (HK$293,529) (32.4%) in 2006 as compared to 2005 due to expansion of our operations. While salary and welfare and professional fees decreased by US$40,782 (HK$318,100) as compared to 2005, rent expense increased by US$18,328 (HK$142,958) due to the relocation of our offices. In addition, depreciation and amortization increased by US$27,957 (HK$218,065) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

         Primarily as a result of stock based compensation costs of US$170,733 (HK$1,331,717) in 2006, the increased selling, general and administrative expenses, and to a lesser extent to an increase in research and development expenses of US$36,933 (HK$288,080) in 2006, we incurred an operating loss in 2006 of US$212,921 (HK$1,660,774) as compared to operating income in 2005 of US$65,835 (HK$513,512).

         We incurred other expense in 2006 of US$2,498 (HK$19,483), which consisted primarily of interest expense, in contrast to other income of US$3,242 (HK$25,290) in 2005. We had an income tax credit of US$8,400 (HK$65,519) for 2006, as compared to an expense of US$32,897 (HK$256,596) for 2005. Minority interest in 2006 was income of US$3,518 (HK$27,437), as compared to expense of US$2,489 (HK$19,418) in 2005. The addition to minority interest represents loss that belongs to the minority owner of our 92%-owned subsidiary, Titanium Technology (Shenzhen) Co., Ltd.

         In summary, while we generated 19.1% more revenues in the quarter ended September 30, 2006, our increased operating costs, which were primarily stock based compensation costs, and cost of sales resulted in a net loss of US$203,501 (HK$1,587,301) as compared to net income of US$33,691 (HK$262,788) for the comparable 2005 quarter.

         NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005. For the nine months ended September 30, 2006, project revenues increased by US$717,708 (HK$5,598,124) (58.4%) over the same period in 2005, mainly due to an increased volume of business. The increase in volume can be attributed to increased orders from existing customers.

         The gross margin on projects as a percentage of project revenues was 35.8% for the 2006 period, as compared to 44.8% for the 2005 period. The decrease in gross profit percentage can be attributed to the relative increase in cost of goods sold in products. Gross profit on projects increased in terms of dollars in 2006 by US$145,820 (HK$1,137,396) because of the increase in sales.

         Maintenance revenues, as a percentage of all revenues, increased from 2.8% in 2005 to 3.0% in 2006 because of a subscription of maintenance from one major customer.

         Selling, general, and administrative expenses increased by US$290,608 (HK$2,266,741) (80.0%) in 2006 as compared to 2005 due to expansion of operations, which included hiring more personnel. The increase in salary and welfare accounted for US$61,025 (HK$475,995). Rent expenses increased by US$49,035 (HK$382,471) due to the relocation of our offices. Selling and promotional expense also increased by US$69,075 (HK$538,784).

         Depreciation and amortization also increased by US$61,438 (HK$479,214) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

         Primarily as a result of stock based compensation costs of US$170,733 (HK$1,331,717) in 2006, the increased selling, general and administrative expenses, and to a lesser extent to an increase in research and development expenses of US$87,408 (HK$681,781) in 2006, we incurred an operating loss in 2006 of US$170,917 (HK$1,333,149) as compared to operating income in 2005 of US$210,684 (HK$1,643,334).

         Other expenses in 2006 were US$292 (HK$2,275), consisting of government grant income and interest expense. This was a decrease from income of US$5,338 (HK$41,636) in 2005. We had an income tax credit of US$884 (HK$6,898) for 2006, as compared to an expense of US$57,878 (HK$451,445) for 2005.

         In summary, while we generated 58.7% more revenues during the nine months ended September 30, 2006, our increased operating costs, including stock based compensation costs, and cost of sales resulted in a net loss of US$170,325 (HK$1,328,527) as compared to net income of US$158,144 (HK$1,233,525) for the comparable 2005 period.

LIQUIDITY AND CAPITAL RESOURCES

         AS OF SEPTEMBER 30, 2006. At September 30, 2006, we had working capital of US$350,546 (HK$2,734,262), as compared to US$777,119 (HK$6,061,528) at
December 31, 2005. The decrease was due primarily to the decrease in cash and cash equivalent of US$229,950 (HK$1,793,613) and increase in account payable of US$270,249 (HK$2,107,943).

         During the nine months ended September 30, 2006, our operating activities provided cash of US$311,469 (HK$2,429,458), as compared to cash of US$74,183(HK$578,626) being used in operating activities in 2005. We used US$534,021 (HK$4,165,365) for investing activities, which were primarily for additions to plant and equipment and capitalized software development costs, and US$8,215 (HK$64,079) for the repayment of our bank overdraft (discussed below). In comparison, during the nine months ended September 30, 2005, we used US$174,056 (HK$1,357,639) for investing activities, again primarily for additions to plant and equipment and capitalized software development costs, while our financing activities provided cash of US$606,206 (HK$4,728,408).

         At September 30, 2006, our bank overdraft was US$184,972 (HK$1,442,783). We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000). Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement. Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable. The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate). At September 30, 2006, the rate charged was 9.5%. Generally, the overdraft situation does not exist for any significant length of time. We incurred US$1,253 (HK$9,776) of interest expenses on this overdraft facility in 2005 and an annual facility fee of US$321 (HK$2,500) for 2005. For 2006, the facility fee is US$962 (HK$7,500). We believe that the benefit of being able to better monitor the performance of our operating subsidiary and avoiding the costs of converting currency from US dollars to Hong Kong dollars outweighs these borrowing costs. The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan. The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

         In light of our working capital of US$350,546 (HK$2,734,262) at September 30, 2006, we believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year. Our current fixed overhead is approximately $57,692 (HK$450,000) per month, without giving any effect to any revenues that we generate. Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees. We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have. At September 30, 2006, our backlog of orders believed to be firm was approximately US$1,900,000 (HK$14,820,000), as compared to approximately US$1,026,000 (HK$8,002,800) at September 30, 2005. We expect that approximately US$1,500,000 (HK$11,700,000) will not be filled by the current fiscal year (December 31, 2006).

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Effective July 1, 2006, the registrant granted options to purchase a total of 4,635,000 shares of its common stock under its 2005 Stock Option Plan to 26 officers, employees and consultants. All of the options are exercisable at $0.20 per share for a period of five years from date of grant. The options vest as follows: 50% six months from date of grant and the remaining 50% one year from date of grant.

          The registrant relied upon the exemption from registration contained in Section 4(2) as to the grant of options to U.S. persons and Regulation S as to the grant of options to non-U.S. persons. With regard to the grant made in reliance on the exemption contained in
          Section 4(2), the purchaser was deemed to be sophisticated with respect to the investment in the securities due to his financial condition and involvement in the registrant's business.

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

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
  10.2         Employment agreement with Humphrey Cheung dated January 1, 2005
               (1)
--------------------------------------------------------------------------------
  10.3         Employment agreement with Billy Tang dated January 1, 2005 (1)
--------------------------------------------------------------------------------
  10.4         Office lease dated June 22, 2005 (1)
--------------------------------------------------------------------------------
  10.5         2005 Stock Plan (2)
--------------------------------------------------------------------------------
  10.6         Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated
               December 3, 2004 (2)
--------------------------------------------------------------------------------
  10.7         Technology Partnership and Research & Development Contract with
               China Scientific Automation Research Center dated June 15, 2005
               (2)
--------------------------------------------------------------------------------
  10.8         Technology Research and Development Contract with Tsing Hua
               University dated November 4, 2005 (2)
--------------------------------------------------------------------------------
  10.9         Form of Distributor Agreement (3)
--------------------------------------------------------------------------------
  10.10        Form of Reseller Agreement (3)
--------------------------------------------------------------------------------
  10.11        Distributor Agreement with Elixir Group Limited dated January 1,
               2004 (4)
--------------------------------------------------------------------------------
  10.12        Distributor Agreement with Smart Wireless Corporation dated
               February 1, 2005 (4)
--------------------------------------------------------------------------------
  10.13        Agreement with Shanghai Commercial Bank Ltd. dated February 7,
               2006 (4)
--------------------------------------------------------------------------------
    21         Subsidiaries of the registrant (1)
--------------------------------------------------------------------------------
  31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2         Rule 13a-14(a) Certification of Principal Financial Officer
--------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
               Chief Executive Officer
--------------------------------------------------------------------------------
  32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of
               Principal Financial Officer
--------------------------------------------------------------------------------
-------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2) Filed as an exhibit to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9,2005.
(3) Filed as an exhibit to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4) Filed as an exhibit to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form S-1 (File No. 333-128302) on May 24, 2006.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TITANIUM GROUP LIMITED


November 13, 2006                        By:      /s/ DR. KIT CHONG "JOHNNY" NG
                                            ------------------------------------
                                              Dr. Kit Chong "Johnny" Ng
                                              Principal Financial Officer


                                         By:      /s/ JASON MA
                                            ------------------------------------
                                              Jason Ma
                                              Chief Executive Officer