Form 10-K
period 2006-12-31
Titanium Group LTD
filed 2007-03-30
CIK 1338520

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to
                                          --------------   --------------

                         Commission file number: 0-52415

                             TITANIUM GROUP LIMITED
             (Exact name of registrant as specified in its charter)

         BRITISH VIRGIN ISLANDS                        NOT APPLICABLE
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

      4/F, BOCG INSURANCE TOWER, 134-136 DES VOEUX ROAD CENTRAL, HONG KONG
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (852) 3427 3177

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]Yes [X]No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]Yes [X]No

NOTE - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NONE (THE REGISTRANT'S COMMON STOCK DID NOT COMMENCE TRADING UNTIL JULY 10, 2006.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 50,000,000 AS OF MARCH 22, 2007

Documents incorporated by reference:  NONE

                                     PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

         We were incorporated on May 17, 2004 as an international business company pursuant to the International Business Companies Act of the British Virgin Islands ("BVI"). On June 22, 2005, we acquired all of the entire issued share capital of Titanium Technology Limited, a company incorporated in Hong Kong on February 14, 2001 with limited liability ("Titanium Technology"). On September 20, 2002, Titanium Technology and EAE Productions (HK) Limited, a company incorporated in Hong Kong on October 8, 1997, established Titanium Technology (Shenzhen) Co., Ltd., a wholly foreign owned enterprise in China, to conduct research and development operations. Beginning in the third quarter of 2004, it began to conduct business operations in China. EAE Productions (HK) Limited owns 8% of Titanium Technology (Shenzhen) Co., Ltd. and is owned by persons who indirectly are shareholders.

         We established a BVI company to hold Titanium Technology, as we believed that it would be easier to attract investment capital into a BVI company rather than a Hong Kong company. Most of our investors in our recently completed private placement are United States citizens. We believe that a having a corporate jurisdiction located in closer proximity to the United States made the investors feel more at ease than one located in Asia. BVI was selected as a compromise, as its laws, which are under the British system, are similar to those of Hong Kong. While the BVI entity is the parent company, our accounting history is that of Titanium Technology and therefore our operations go back to 2001 when Titanium Technology began operations.

         Titanium Technology is engaged in developing products utilizing biometrics technologies, licensing of technologies, professional services, and project contracting. Based in Hong Kong with a research and development center in Shenzhen, China, and a sales representative office in the United States, Titanium Technology has built a network of over 40 IT practitioners and researchers, enabling us to provide proprietary biometrics products and professional services. We have developed and sold Automatic Face Recognition Systems, or AFRS, and other biometric and security solutions to governments, law enforcement agencies, gaming companies, and other organizations in China and other parts of Asia. Our AFRS products enable customers to capture human face images electronically, encode facial image into searchable files (faceprint), and precisely compare a set of faces to a database containing potentially thousands of faces in seconds.

         Although different biometrics, e.g. finger scan, may be widely employed in similar applications, we believe that face recognition has several advantages over the existing alternatives. First, there is no direct contact between the device and users, and hence the problems of cleanliness and wear on the equipment are greatly reduced. Second, the core component is a digital (Charge Coupled Device (CCD)/Complementary Metal-Oxide-Semiconductor (CMOS) camera, which is relatively low in production cost. Last but not least, we believe that users have less concern on privacy issues with regard to facial pictures and the market acceptance is much higher, since photographs of facial images for identification are commonly used, such as in passports, driver's licenses, and other forms of identification cards.

         For over five years, we have researched, developed, and marketed face biometrics technologies that incorporate advanced concepts in neural networks, artificial intelligence, image processing, pattern recognition, data mining, and massively parallel computing. Our researchers have taken recognition algorithms and, using advanced methods of software engineering, turned core mathematical modules into practical applications. Titanium Technology supports the latest standards in face biometrics and we are focused on enabling our customers to expand the capabilities of their systems as their biometric needs evolve.

         In the beginning of 2002, we developed our core component for face recognition, called "Ti-Face". To date, Ti-Face Software Development Kit ("SDK") has been adopted to develop custom-made applications for governments, universities, and institutions in the greater-China region. Examples include the Hong Kong government, Hong Kong Polytechnic University, Institution of Vocation Education (Hong Kong), Chinese Academy of Science (PRC), and Tsing Hua University (PRC).

         In 2003, we successfully registered a patent about "Apparatus and Method for Recognizing Images" in Hong Kong Special Administrative Region ("HKSAR"). Also in 2003, our face recognition product, ProAccess FaceOK(TM), computer logical access control software, was launched. This product was then awarded the "Best of Comdex Finalist 2003" in Las Vegas in November of the same year. Comdex, an acronym for Computer Dealer's Exhibition, was a computer and information technology exposition held in Las Vegas, Nevada, each year from 1979 to 2003. It was one of the largest computer trade shows in the world. ProAccess FaceOK was also awarded several local (the IT Excellence Award in Hong Kong) and regional (the Asia Pacific ICT Award) recognitions. The IT Excellence Awards is a professional initiative of the Hong Kong Computer Society. Established in 1998, the award scheme is an annual event that recognizes excellent IT applications and innovative IT technologies. The Asia Pacific ICT Awards (APICTA) is an international awards program initiated by the Multimedia Development Corporation of Malaysia to increase ICT (Information and Communication Technology) awareness in the community and assist in bridging the Digital Divide. Participants of the Awards Program comprise members of the APICTA Network, which include Australia, Brunei, Hong Kong, India, Indonesia, Korea, Macau, Malaysia, Myanmar, Philippines, Singapore, Sri Lanka, Thailand, Vietnam and China. Nominees to the different awards are presented to APICTA by the respective economy coordinator and assessed by a panel of judges representing every member-economy. Titanium was presented the Merit Award in Security category with the ProAccess FaceOK product in 2004.

         In 2004, we launched our intelligent surveillance product, ProFacer, and promoted it into casino and financial institution markets. We also set up distribution networks in mainland China, Australia, and Japan. Titanium Technology has delivered biometrics security products, consulting services, and systems integration services to various government offices, financial institutions, universities, telecommunication companies, and international corporations. In 2006, we were named to the Deloitte "Technology Fast 50 in China," placing 28th out of 50 and the Deloitte "Technology Fast 500 in Asia Pacific," placing 182nd out of 500 with growth of 234% over a three-year period. This annual award honors the fastest growing technology companies in the region, based on percentage of revenue growth over a three-year period. This annual competition is a Deloitte initiative at a regional and global level, which aims to draw attention to fast-growing companies and bring attention to companies that are just establishing themselves. Moreover, we have also been named as one of six finalists out of a record 224 Asian entries in the Global Entrepolis Award presented by THE WALL STREET JOURNAL ASIA in association with the Economic Development Board of Singapore.

TI-FACE

         Ti-Face is the core face recognition engine that we have developed and implemented. A proprietary algorithm, named Dynamic Local Feature Analysis
(DLFA), was invented to utilize the specific features for identification instead of the entire representation of the face. This technology is capable of selecting specific areas of the face, such as the eyes or mouth, which in turn are used as distinguishable features for recognition. Embedded with the Ti-Face module, a system can select sets of blocks, or features, in each face that differ from other faces in a data repository with an outstanding processing speed.

         Based on this innovative face recognition technology, our research and development group modularized and realized this concept into the Ti-Face Software Development Kit (SDK) in 2002. This SDK is not only our core technology but serves as the blueprint for further extending our security access control applications for various situations.

         TI-FACE SDK 3.0 FOR WINDOWS. Features included in Ti-Face SDK 3.0 are face detection, high speed face tracking, matching and authentication, detecting motion or changes in a scene, extracting imagery from a video or live-stream, comparing and matching non-facial images, and performing both "one-to-one" verification and "one-to-many" identification. Independent developers can use Ti-Face SDK as a tool to build custom applications based on our proprietary face detection and recognition technology. Examples of applications include physical access control solutions that can integrate with reporting modules and alarm systems, logical access control solutions that can integrate with existing authentication systems and replace the use of passwords, and ticketing systems that can insure that a single ticket is not being shared by multiple customers. Furthermore, by integrating our face recognition engine into third-party solutions and applications, end users can obtain a solution that is customized to fulfill their specific requirements. We intend to develop additional modules on face recognition. By combining several modules, greater security and more accurate identification methods can be obtained. Furthermore, a multimodal biometric system can be easily integrated into an application to greatly enhance security, privacy and user convenience.

PRODUCTS

         Powered by our innovative face recognition technology, our core products can be grouped into two categories: PROACCESS and PROFACER. The ProAccess series fulfills the fundamental security and trust needs of the information world by logical and physical access control. The ProFacer series provides an ultimate solution for intelligent surveillance.

         PROACCESS. Applying our Ti-Face technology, the first series of products, called ProAccess, were launched in the middle of 2003. The ProAccess suite is a high-performance, secure, user-friendly solution to enhance the authentication method of physical doors, personal computers, and mobile phones by advanced face recognition technology.

--------------------------------------------------------------------------------------------------------------------
PRODUCT                                  APPLICATION                            STATUS
--------------------------------------------------------------------------------------------------------------------
ProAccess FaceOK                         Access to computers                    Launched in third quarter of 2003;
                                                                                over 18,000 licenses sold to
                                                                                customers.
--------------------------------------------------------------------------------------------------------------------
ProAccess FaceGuard                      Facility entry                         First versions completed in third
                                                                                quarter of 2005 and being
                                                                                marketed; over 200 systems
                                                                                installed.
--------------------------------------------------------------------------------------------------------------------
ProAccess FaceAttend                     Time attendance recorder               First versions completed third
                                                                                quarter of 2005 and being
                                                                                marketed; approximately 50
                                                                                systems installed.
--------------------------------------------------------------------------------------------------------------------
ProAccess FaceMobile                     Mobile computing such as PDA           This product is under development.
                                         devices and mobile phones
--------------------------------------------------------------------------------------------------------------------

         PROACCESS FACEOK (PROFESSIONAL & ENTERPRISE). ProAccess FaceOK was designed to fulfill the fundamental security and trust needs of the information world. Users can sign-on to their computers through face recognition, which ensures a high degree of security against unauthorized access, especially when compared to authentication methods such as unsecured simple text input and unreliable memories. In addition, ProAccess FaceOK offers features such as audit trail, face learning, active user monitoring, and web-based single sign-on services integrated with directory services.

         Audit Trail is enabled to capture all unauthorized login attempts (with images of trespassers and hackers) and store that information in a log file. The Face Learning function allows the user to learn the latest face whenever a login occurs. Natural facial progression does not compromise system accuracy. Active Monitoring monitors the environment actively to ensure continuous access control. The system proactively locks itself out when the authorized user is not detected. Hidden Encryption encrypts a file and masks it with an image file type so that only authorized users can retrieve its true content, while it appears as a normal file to others. Furthermore, users can logon to different Directory Services with the use of FaceOK. Those directories can be Novell eDirectory, Microsoft Active Directory, NT Domain, NDS, iPlanet and other LDAP compliant directories. We also have a module that focuses on web Single-sign on technology, which is integrated in FaceOK.

         Considering our variety of clients, our FaceOK is released into two editions, Professional edition and Enterprise edition. Enterprise edition is suited for the corporate buyers (such as MTRC, Mass Transit Railway Corp) and government agencies (Department of Health and Immigration Department of the Hong Kong Government), whereas Professional edition is designed for the small office and home office or small to medium-sized enterprises. The product is currently available in four language versions: English, traditional Chinese, simplified Chinese, and Japanese.

         PROACCESS FACEGUARD. Conventional access control systems relying on cards, keys or codes are vulnerable to those wishing to gain unauthorized entry to a facility. The card, key or code may be lost, stolen or illegally copied. Once an intruder has gained access to a building using a stolen entry device, there is often little evidence to help in apprehending or prosecuting the culprit. Personal property, office equipment and intellectual property are all at risk. "FaceGuard" has been designed to not only provide secure access to buildings, but to also detect and identify anyone attempting to gain access without authorization.

         ProAccess FaceGuard is a biometric physical access control system, which identifies an individual's identity from their facial characteristics by comparison with recorded data, and enables keyless entry based not on what the entrant has or knows, but based on the identity of the entrant. In contrast to conventional automatic systems, which only check for possession of a valid card, pass or PIN number, this digital image analysis system recognizes individual people and turns away those who try to enter using borrowed or stolen IDs. The proprietary algorithm utilized in the software is designed in such a way that the software is not fooled by life-size photos, and will only admit living, breathing humans with faces it "recognizes". Therefore, the technology allows access that we believe is convenient, personal, private, and extremely secure.

         ProAccess FaceGuard is empowered by Ti-Face. It can be operated in both online and offline mode. The templates of the authorized user list can be stored in a server or in the internal memory of the device. Although ProAccess FaceGuard may be networked in an enterprise environment, it is a stand-alone device that can be operated independently. The installation is simple and, except for the electric lock, there is no hidden cost in the installation.

         ProAccess FaceGuard is primarily being used by commercial customers for physical access controls to areas such as office premises, data centers, and server rooms.

         PROACCESS FACEATTEND. ProAccess FaceAttend is a stand-alone, face recognition- based time attendance recorder. It is suitable for medium and large offices, branches, factories, or other sites. ProAccess FaceAttend provides an accurate data collection solution by ensuring that employees must be present in order to record their attendance. It brings the flexibility of a full-function time and attendance terminal together with the sophistication of identification technology. Using face biometric technology, FaceAttend terminals scan employees' faces to identify them from a huge database each time they punch or clock-in. No fingerprints or palm prints are utilized.

         ProAccess FaceAttend can be installed at convenient locations throughout a facility to make it easy for employees to clock in. Punching or clocking in is performed using biometric face scans, and the resulting transactions are periodically uploaded to a host PC running the automated timekeeping system. It eliminates "buddy-punching," the practice of employees punching in or out for other employees who are not present at work.

         We believe that use of ProAccess FaceAttend eases concerns and boosts security by ensuring that the people on-site actually belong there. Attendance of each employee is printed on the attendance report. The attendance report is particularly useful for payroll purposes. Wages and salaries can be paid according to the employee's worked hours, overtime etc. Given the continual growth of China as a worldwide manufacturing base, and specifically the fact that the Southern part of China houses the largest network of factories in Asia, based on gross domestic product statistics, we believe that we have a significant marketing opportunity in this region and perhaps a distinct advantage of physical and cultural proximity. To date, purchasers have installed this product primarily in factories for time attendance purposes.

         PROACCESS FACEMOBILE. ProAccess FaceMobile is the security solution using biometric technology for the mobile computing market. As the mobile ownership becomes more universal and third generation mobiles become more popular, we are keen to introduce advanced biometric security solution to this market.

         This technology uses the camera equipped in the mobile phone to perform the logon process. As a result, no additional hardware cost is incurred on the capturing device. Utilizing our face recognition technology, mobile users do not require special knowledge to use it. Users simply look at the camera embedded in their phone, automatically triggering and processing authentication for the logon process. The FaceMobile supports two different system architectures. The difference between the two architectures (user authenticated on the device and on the operator) is the location where authentication is processed.

         USER AUTHENTICATED ON THE DEVICE. In this architecture, the device captures and authenticates the user by the same device. This architecture is optimal for the following situations:
            o   The device may be operated offline;
            o   The device stores sensitive information locally; or
            o   The device has high processing power.
         In general, this architecture is applicable in the PDA market.

         USER AUTHENTICATED ON THE OPERATOR. This architecture supports the user picture being captured by the device, and then the servers in the operator site authenticate the user. This approach is designed for the following cases:
            o Authentication is required only when the user accesses service from the operator; or
            o   The device need not have very powerful processing power.
         This approach can be a turn-key solution for current generation mobile phones.

         In summary, features found in FaceMobile are described below:

            o ENHANCED ACCESS CONTROL - As cameras are standard components in third generation mobile phones, this application of face recognition helps to greatly improve the access control of the phone with limited increased in production cost. The improved access control prevents unauthorized persons from making calls, receiving calls and reading stored data within the phone.

            o M-COMMERCE SUPPORT - The continual improvement of computing power of mobile devices, communication bandwidth, market acceptance, etc., will allow the real-life application of M-commerce in the near future. We believe that the use of FaceMobile could provide the foundation for secure transactions in the virtual credit card payment platform for major carriers such as NTT Docomo and Credit Card companies.

         PROFACER. ProFacer is a biometrically integrated surveillance system. Titanium Technology employs a full range of technology to enhance and automate existing surveillance techniques. Digital video recording technology, coupled with our biometrics systems, enable automated real time face recognition.

         Characteristic processes enabling ProFacer to function effectively are detection, alignment, normalization, representation and matching:

            o DETECTION - When the system is attached to a video surveillance system, ProFacer recognition software searches the field of view of a video camera for human faces. If there is a face in the view, it is detected within a second.

            o ALIGNMENT - Once a face is detected, the system determines the head's position, size and pose. A face needs to be turned to an appropriate angle toward the camera for the system to register it.

            o NORMALIZATION - The image of the head is scaled and rotated so that it can be registered and mapped into an appropriate size and pose. Normalization is performed regardless of the head's location and distance from the camera. Light does not impact the normalization process.

            o REPRESENTATION - The system translates the facial data into a binary string - "Faceprint". This coding process allows for easier comparison of the newly acquired facial data to stored facial data.

            o MATCHING - The newly acquired facial data is compared to the stored data and linked to at least one stored facial representation. As comparisons are made, the system assigns a value to the comparison. If a score is above a predetermined threshold, a match is declared. The operator then views the two photos that have been declared a match to be certain that the computer is accurate.

----------------------------------------------------------------------------------------------------------------------
PRODUCT                                  APPLICATION                            STATUS
----------------------------------------------------------------------------------------------------------------------
ProFacer iDVR                            DVR system with face capture           Deployed in six branches of the
                                                                                People's Bank of China
----------------------------------------------------------------------------------------------------------------------
ProFacer iWatchGuard                     Automatic full-time face recognition   Deployed in four branches of the
                                                                                People's Bank of China, a casino in
                                                                                Macao, and NTT Group in Japan
----------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------
PRODUCT                                  APPLICATION                            STATUS
----------------------------------------------------------------------------------------------------------------------
ProFacer iMugShot                        Image to image matching                Deployed in an agency of the
                                                                                Hong Kong government.
----------------------------------------------------------------------------------------------------------------------
ProFacer iDControl                       Live person to image matching          Deployed in two government locations.
----------------------------------------------------------------------------------------------------------------------

         PROFACER IDVR. Currently, Digital Video Recorders (DVRs) are popular in public areas, offices and homes, with the belief that the cameras deter criminal activity. However, with the public need for security rising, the sheer numbers of DVRs pose problems. On top of traditional DVR systems, Titanium Technology offers a proprietary real-time algorithm of face image detection and capture, named PROFACER IDVR. It does not require special cameras or a specific environment. Multiple faces in a stream of people may be detected, captured, recorded and delivered with further analysis, reporting and notification capabilities. The Face Capture is an application software for video surveillance, monitoring, law enforcement and other applications.

         Individual facial patterns are recorded and stored in a digital photo database that can be viewed and used for different applications on-site or remotely. Titanium Technology developed several algorithms, supporting the real time processing of video data and image localization, determination of position of head and motion tracing for subsequent recognition.

         PROFACER IDVR can be used at airports, banks, casinos, public buildings, subways, factories, schools or in any other location where it makes sense to record the faces of visitors, with facilities for integration into existing DVR systems. The PROFACER IDVR GUI is very simple such that any operator can use all of its functions with just a minimal amount of training. The system is highly flexible, allowing images to be digitalized and recorded in either color or monochrome with a storage capacity typically exceeding 36 months of facial data recording. The PROFACER IDVR screen simultaneously shows the live camera shot and the latest sequence of captured images. The PROFACER IDVR product was installed in the Nanning branch of GuangXi Peoples' Bank of China in March 2005 and in September 2005, we installed the product in three other branches of GuangXi People's Bank of China in the cities of BaiSe, DaiXing, and PinGuo. While this installation began as a pilot project in order to test and further refine the product, the bank paid for the product and did not simply allow the product to be installed and tested as an accommodation.

         PROFACER IWATCHGUARD. PROFACER IWATCHGUARD adds automatic full time face recognition, matching and active warning alerts to any new or existing surveillance system. It allows each camera to serve as a diligent observation point even when the video is not observed. Face recognition surveillance incorporates computer intelligence to monitor faces and match those faces against a "watch list" face database. As a modern new tool to identify potential threats to public safety, PROFACER IWATCHGUARD can scan facial images of individuals and match them with a database of images containing known suspects. In seconds, a scanned face can be searched against thousands, or even millions of database images to determine if the scanned image matches a previously stored suspect image.

         This product has been applied to protect high security areas such as casinos, banks, computer centers, research institutes and prisons and jails, for fully automatic operation 24 hours a day. For example, a casino group in Macau has started a pilot project using PROFACER IWATCHGUARD to identify unwanted guests and VIPs. Using a list of unwanted guests stored in the database, casino staff can focus on trailing specific individuals from thousands of guests everyday. With the installation of PROFACER IWATCHGUARD, closed circuit televisions are connected and in real time send the scenes to a detection manager. Inside the detection engine, a number of clear and distinct faces will be identified. Each face will attempt to match the existing black-listed faces. As soon as a face known to the database appears in the scene, the system triggers a configurable alarm. Security guards can locate the unwanted person easily and take him/her away. As a result, staffs are no longer burdened by monotonous work, but can be employed more flexibly and effectively while still increasing security.

         PROFACER IMUGSHOT. PROFACER IMUGSHOT is another product derived from ProFacer surveillance solution. In law enforcement units such as police and immigration departments, this system can greatly help in reducing fraud and crime. Through identifying duplicate images in large databases, such as licensed drivers, missing children and immigration, suspicious targets can be provided as a list. As a result, the scope in finding the target subjects can be greatly narrowed which, in turn, provides a cost effective, reliable and time saving surveillance application.

         As existing clients, like the Government Laboratory of HKSAR, have placed repeat purchase orders, we believe that our customers are satisfied with this highly accurate, prompt response, and cost effective surveillance system. It is believed that police forces would be a likely target market for this advanced application.

         PROFACER IDCONTROL. PROFACER IDCONTROL utilizes facial recognition technology in the airline industry for national security. Every traveler, who is ready to make boarding registration, can be captured as an image. Our PROFACER IDCONTROL can start scanning if the given facial image has a high similarity scale with the suspects contained in a database storing images of terrorists' faces provided by government agencies. Once a list of suspects is generated, airline staff can refine the verification process by one-to-one scanning. For further enhancement, facial images can be saved in the travel document during the check-in process. When travelers are ready to board the airline, our system can achieve a high degree of security by further matching live face with the face ID marked in the travel document. We believe these two levels of security measures are practical, helpful, safe and convenient in the airport.

         PROFACER IDCONTROL can be used for banking application. Face identity can be embedded in the credit card, every time holders withdraw money from ATM machines. For greater security, faces can be verified in addition to inputting passwords, to confirm ownership of credit or debit cards. Using these two levels of security control, personal property is strongly protected.

CONSULTING

         Our consulting team works with the client from the earliest stages of the project and takes accountability for the success of the project. We provide services in the areas of security service and system integration/development projects.

         SECURITY SERVICES. As a digital security services provider, we offer strategic solutions for technology-enabled enterprises. As a security advisor, we help clients to meet their requirements for continuous IT innovation and development while controlling the risks inherent in today's complex networked environments. Our security specialists help customers identify system/network security weaknesses and provide professional advice on how to best protect vital information and assets both virtually on the Internet and physically without compromising productivity or endangering the bottom line. Our services include security consulting, risk assessment and penetration testing. Security training is also provided for the staffs to increase the security awareness and knowledge. Our clients include the Labour Department of Hong Kong SAR, Tokyo Bank of Mitsubishi, Citic Ka Wah Bank, Hong Kong Productivity Council, Mandatory Provident Fund Schemes Authority, and Mass Transit Railway Corp (MTRC). In addition, we agreed to partner with IBM China/Hong Kong Limited to provide professional services for the Hong Kong government, as part of our role as a service supplier to IBM China/Hong Kong Limited under a Technical Service Agreement dated October 5, 2004. That agreement outlines a general working relationship, with specific deliverables, services, and pricing to be outlined from time to time in statement of work documents.

         SYSTEM DEVELOPMENT/INTEGRATION. Our solution team utilizes its technical expertise to implement complex business systems, thereby reducing time and risk for our customers' mission critical projects. We work with business systems critical to the running of large commercial and public sector organizations, as well as large-scale technical systems designed to operate to the highest levels of reliability in demanding conditions. To keep pace with the competitive IT world, our staff have been trained in new and advanced technologies, such as Microsoft .net and J2EE, on system implementation work.

DISTRIBUTION AND MARKETS

         We select distributors based on the potential impact of the distribution relationship. We seek to cooperate with business partners that will bring synergies, making it quicker to penetrate the target market and localization. Distributors in the United States include Elite Technology Solutions and eInfoDev Inc. and Barr Security Inc. Distributors in Asia include Smart Wireless (Japan), Elixir Group (Macau), Xintec Enterprise Ltd. (China), Komsa Technology Ltd. (China), ELM Computer Technologies Limited (Hong Kong), and PCCW Solutions (Hong Kong and People's Republic of China). However, for major accounts that are readily accessible, we tend to handle such accounts ourselves since these corporate clients expect expert knowledge and demand flexibility.

         Our distributors purchase products from us at prices specified on our Distributor Price List in effect from time to time. The distributors sell to resellers or end-users with a mark-up in price and the profit generated from the mark-up is the compensation for the distributors. The sales prices to distributors are approximately 30% to 40% off the recommended retail prices. Once the products are shipped and the distributor has accepted the products, we bill the distributor and the distributor is obligated to settle the bill accordingly within the credit period granted. There is no right of return or other incentives given to the distributors.

         Our distributor agreement and reseller agreement dictate the terms and conditions of the relationship with us, such as pricing, warranties, exclusivity or non-exclusivity, and term.

         We organize exhibitions and seminars periodically to create awareness of the importance of biometrics applications. We participated in three exhibitions and one seminar in Japan in 2005 and 2006. The main purpose of these exhibitions and seminars is to introduce our products to the Japanese market, especially in the retail sector.

         We also prepare marketing materials such as brochures, product white papers and pricing references for the distributors and provide complete sales support and technical consulting services to them.

         Our markets include the following:
            o Hong Kong, including the Hong Kong government and commercial sectors;
            o   China, mainly the government;
            o   Macau, mainly casinos; and
            o For Japan, Europe and the US markets, we form a distribution partnership with the local agents to sell our products. Clients in Japan came from both retail and commercial sectors.

         Titanium Technology not only focuses on two core activities, biometrics-based technology development and professional services, but also operates a distribution business and distributes a number of commercially available software, such as software from Microsoft, Novell, Symantec and IBM. At times, our customers may require software that is not within Titanium's product range, but is available from these large software manufacturers and vendors. Most of the software consists of security-related products. We buy software from these vendors to resell to our customers. In most cases, we perform a certain amount of customization and system integration services with respect to the purchased software.

         In March 2003, Titanium Technology was selected by the HKSAR government as a supplier of PC/LAN software in Category C to all departments in HKSAR government for three years under a bulk tender. The bulk tender is an initiative from the HKSAR government with the purpose of streamlining and insuring the process and quality of the procurement of all information technology products by the government. The government selected companies that it believed to be qualified for specific categories of products. Category C is software applications. This means that the government departments have to purchase from the selected companies and that Titanium Technology is one of the few vendors from whom the Hong Kong government purchases software. At the time of the award, there was one other company that received an award in the same category as us.

         To strengthen our distributor network, we are authorized resellers for software marketed by Microsoft, Novell, SiS International Ltd, JOS, and others. We sell to end users and we can also purchase their products at discounted prices from the suggested retail prices. In addition, with our expertise in security technologies, eEye Digital Security has appointed Titanium Technology to be a regional distributor for eEye products. We estimate that our distribution business accounted for approximately 9%, 8% and 8% of our business in fiscal 2006, 2005 and 2004, respectively.

CUSTOMERS

         Titanium Technology's major customers include:
            o    In Hong Kong:  the Hong Kong government
            o    In China:  People's Bank of China
            o In Macau: Elixir Group, a supplier to an entertainment corporation - Sociedade de Jogos de Macau
            o    In Japan:  NTT Group

         For the year ended December 31, 2006, three customers accounted for over 58.2% of our revenue: Xintec Enterprise (HK) Ltd. (38.5%), Xintec Information Technology (HK) Ltd. (14.1%) and ELM Computer Technologies Ltd. (5.6%). For the year ended December 31, 2005, four customers accounted for over 50% of our revenue. The following four customers were each over 10%: Elixir Group (Macau) Ltd. (13.2%), MTR Corporation Ltd. (12.0%), GuangXi Hai Tin Electric Ltd. (11.5%) and Adamson & Gonzalez SL (11.5%). During the fiscal year ended December 31, 2004, eight customers accounted for approximately 75% of revenues. Sales to Beacon Base Software Ltd. and Information Security One (Hong
Kong) Ltd. were 20.1% and 12.7% of revenues, respectively

         Since a small number of customers account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business. While the customers who each accounted for over 10% of our revenue for a particular fiscal year are not the same as the significant customers for other fiscal years, this indicates that we need to expand our client base so that we will no longer be subject to this risk.

         There is no law in Hong Kong or any provisions in our contracts with the Hong Kong government that specifies or triggers a termination at the election of the government.

         At December 31, 2006, our backlog of orders believed to be firm was approximately US$2,000,000 (HK$15,600,000), as compared to approximately US$1,000,000 (HK$7,800,000) at December 31, 2005. We expect that approximately US$1,000,000 (HK$7,800,000) will not be filled by the first half of 2007.

INTELLECTUAL PROPERTY

         PATENTS. Titanium Technology was issued patent number HK1053239 for "Apparatus and Method for Recognizing Images" in September 2002. The patent expires September 10, 2010. Even though we have been issued a patent from Hong Kong and even if we were to obtain copyright protection on the software, we would still have to enforce our rights against those who might attempt to infringe on our intellectual property as patent protection does not necessarily deter infringement. Such enforcement efforts are likely to be expensive and time-consuming and we may lack the ability to engage in any significant enforcement efforts. Instead, we have chosen to use our resources on product development and the expansion of market share.

         TRADEMARK AND TRADE NAME. Titanium Technology has the following registered trademarks for "ProAccess FaceOK":
            o   United States - Serial No. 78/414377
            o   Hong Kong - Trade Mark No. 300053478
            o   China - Serial No. ZC3732931SL

COMPETITION

         The biometrics industry is fragmented and undeveloped, with a plethora of methods for gathering biometric information, processing the data, and interconnecting with applications. All the major prevailing biometrics systems have limitations.

         The biometric industry is global in scope, with many competitors and customers located in US and Europe. While Asia has some companies in the biometrics arena, many of the biggest projects have been in nations installing national identification systems. Strategic focus is quite diverse, as well, with some firms specializing in the proprietary technology associated with capturing biometric information, others in providing enterprise-level integration services, and still others in offering managed or hosted services for outsourced systems. Large players in intermediate or end-use markets for biometrics (e.g. banking/financial services, security, PCs/peripherals, software/enterprise systems, and wireless equipment and services) have been active in investing in or sponsoring biometric technologies.

         We intend to compete by utilizing the following strategies:
            o put more funding into research and development to strengthen the quality of our products;
            o gain more share in the Asian market before the big competitors step in;
            o   seek potential partnerships and strategic alliances; and
            o   organize more exhibitions of our products.

         We believe that we have a major competitor, L-1 Identity Solutions, Inc., from the United States. L-1 Identity Solutions is the product of a merger of Identix Incorporated and Viisage Technology, Inc.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2006, 2005 and 2004, we spent US$96,154 (HK$750,000), US$24,372 (HK$190,100), and $nil, respectively, on research and development activities.

         We have engaged both Tsinghua University and the Chinese Academy of Science, Institute of Automation to perform certain research and development work on our behalf.

         Under the terms of the Technology Partnership and Research and Development Contract entered into in June 2005 with the Institute, we agreed to provide the capital and operational technicians, while the Institute agreed to provide the location and technical technicians to perform research for the application of facial recognition operation technology. Both parties would own any new facial recognition technology that was developed.

         We also entered into a similar contract with Tsing Hua University (Shenzhen research campus) in November 2005, under which the University performed research of a multi-media home intelligence system, covering the receipt of digital TV signals, OSD (Open Software Description) capability, PVR (Personal Video Recorder) capability, and Blue tooth facial recognition capability. We agreed to bear all costs of the research, while the University provided the necessary technical people. The total cost of the research, approximately US$25,000 (HK$192,000) was paid by December 30, 2005. The University owns the new intellectual property that was developed, but we have the right to use the property.

EMPLOYEES

         As of February 28, 2007, we employed a total of 42 persons, of which 38 were full-time. None of our employees is covered by a collective bargaining agreement.


ITEM 1A.  RISK FACTORS

WE HAVE ONLY A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE YOUR INVESTMENT IN OUR STOCK.

         Your evaluation of our business will be difficult because we have a limited operating history. Titanium Technology has been in business since February 2001. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations, as well as our distribution channels; our need to manage expanding operations; and our dependence on technology which could become incompatible or out of date. Our business strategy may not be successful, and we may not successfully address these risks.

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS UPON OUR ABILITY TO SECURE AND PROTECT OUR PROPRIETARY TECHNOLOGY.

         Our success depends on our ability to protect our proprietary technology. In the event that a third party misappropriates or infringes on our intellectual property, our business would be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer our technology. We expect that if we should successfully sell licenses to use our technology, competitors may attempt to duplicate our technology. Even though we have been issued a patent from Hong Kong and even if we were to obtain copyright protection on the software, we would still have to enforce our rights against those who might attempt to infringe on our intellectual property, as patent protection does not necessarily deter infringement. Such enforcement efforts are likely to be expensive and time-consuming and we may lack the ability to engage in any significant enforcement efforts.

THE LOSS OF OUR OFFICERS AND DIRECTORS OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD IMPAIR OUR ABILITY TO MAINTAIN OUR BUSINESS OPERATIONS.

         Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors. Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our key personnel could, to varying degrees, have an adverse effect on our operations and system development. We do not currently maintain "key-man" life insurance on any of our executives or directors, but we intend to have such policies in place in the near future. On the other hand, all of the key officers have employment contracts in place and significant stock ownership and we strongly believe that the stability of the core team will be maintained for a long period of time. Nevertheless, the loss of any one of them would have a material adverse affect on us and technically, there can be no assurance that the services of any member of our management will remain available to us for any period of time.

         The knowledge and expertise of our officers and directors are critical to our operations. There is no guarantee that we will be able to retain our current officers and directors, or be able to hire suitable replacements in the event that some or all of our current management leave our company. In the event that we should lose key members of our staff, or if we are unable to find suitable replacements, we may not be able to maintain our business and might have to cease operations, in which case you might lose all of your investment.

WE DERIVE OVER HALF OF OUR REVENUES FROM A FEW CUSTOMERS, THE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES.

         For the year ended December 31, 2006, three customers accounted for over 58.2% of our revenue: Xintec Enterprise (HK) Ltd. (38.5%), Xintec Information Technology (HK) Ltd. (14.1%) and ELM Computer Technologies Ltd. (5.6%). For the year ended December 31, 2005, four customers accounted for over 50% of our revenue. The following four customers were each over 10%: Elixir Group (Macau) Ltd. (13.2%), MTR Corporation Ltd. (12.0%), GuangXi Hai Tin Electric Ltd. (11.5%) and Adamson & Gonzalez SL (11.5%). Since a small number of customers account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business. While the customers who each accounted for over 10% of our revenue for the 2005 fiscal year are not the same as the four customers for the 2006 fiscal year, this indicates that we need to expand our client base so that we will no longer be subject to this risk.

WE FACE COMPETITION FROM EXISTING AND POTENTIAL COMPETITORS IN THE BIOMETRICS INDUSTRY, WHICH COULD FORCE US TO OFFER LOWER PRICES AND/OR NARROW OUR FOCUS, RESULTING IN REDUCED REVENUES.

         The current global political climate has heightened interest in the use of security solutions, and we expect competition in this field, which is already substantial, to intensify. Competitors in biometrics are developing and bringing to market products that use face recognition as well as eye, fingerprint, and other forms of biometric verification. Our products also will compete with other non-biometric technologies, such as certificate authorities and traditional keys, cards, surveillance systems, and passwords. Widespread adoption of one or more of these technologies or approaches in the markets we intend to target could significantly reduce the potential market for our systems and products. Due to our small size, it can be assumed that most if not all of our competitors have significantly greater financial, technical, marketing and other competitive resources. Many of our competitors and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, for example, to position themselves as being more experienced, having better products, and being more knowledgeable than us. To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues.

SECURITY BREACHES IN SYSTEMS THAT WE SELL OR MAINTAIN COULD RESULT IN THE DISCLOSURE OF SENSITIVE GOVERNMENT INFORMATION OR PRIVATE PERSONAL INFORMATION THAT COULD RESULT IN THE LOSS OF CLIENTS AND NEGATIVE PUBLICITY.

         Many of the systems we sell manage private personal information and protect information involved in sensitive government functions. A security breach in one of these systems could cause serious harm to our business as a result of negative publicity and could prevent us from having further access to such systems or other similarly sensitive areas for other governmental clients. Our systems may also be affected by outages, delays and other difficulties. We do not have insurance coverage that would cover losses and liabilities that may result from such events.

THE MARKET FOR OUR SOLUTIONS IS STILL DEVELOPING AND IF THE INDUSTRY ADOPTS STANDARDS OR A PLATFORM DIFFERENT FROM OUR PLATFORM, THEN OUR COMPETITIVE POSITION WOULD BE NEGATIVELY AFFECTED.

         The market for identity solutions is still emerging. The evolution of this market is in a constant state of flux that may result in the development of different technologies and industry standards that are not compatible with our current products or technologies. In particular, the face recognition market lacks widely recognized industry standards for commercial use.

A LIMITED NUMBER OF STOCKHOLDERS COLLECTIVELY OWN OVER 75% OF OUR COMMON STOCK AND MAY ENACT, OR PREVENT CERTAIN TYPES OF CORPORATE ACTIONS, TO THE DETRIMENT OF OTHER STOCKHOLDERS.

         As of March 22, 2007, our directors and officers own more than 75% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON SHARES, WHICH LIMITS OUR SHAREHOLDERS ABILITY TO RESELL THEIR SHARES OR PLEDGE THEM AS COLLATERAL.

         While our stock is quoted on the OTC Bulletin Board, the volume of stock that trades fluctuates widely. We cannot assure you that a market for our stock will increase. Consequently, investors may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell their shares at all.

REGULATIONS RELATING TO "PENNY STOCKS" MAY LIMIT THE ABILITY OF OUR SHAREHOLDERS TO SELL THEIR SHARES AND, AS A RESULT, OUR SHAREHOLDERS MAY HAVE TO HOLD THEIR SHARES INDEFINITELY.

         Our common stock is subject to rules promulgated by the SEC relating to "penny stocks," which apply to non-NASDAQ companies whose stock trades at less than US$5.00 per share or whose tangible net worth is less than US$2,000,000 (HK$15,600,000). These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security. These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for the common stock.

AS WE HAVE PLEDGED ALL OF OUR ASSETS TO SECURE AN OVERDRAFT FACILITY AT OUR BANK, THE FAILURE TO COLLECT OUR ACCOUNTS RECEIVABLE COULD IMPAIR OUR OPERATIONS.

         We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000). Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement. Essentially this is a receivables revolving line of credit, as the borrowing is based on a percentage of our eligible accounts receivable. The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate). At December 31, 2005, the rate charged was 9.5%, with the weighted average rate charged for 2005 being 8.5%. At December 31, 2006, the rate charged was 9.5%, with the weighted average rate charged for 2006 being 9.65%. The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan. The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors. If foreclosure were to occur, our operations would be disrupted.

OUTSTANDING COMMON STOCK PURCHASE WARRANTS MAY NEGATIVELY IMPACT OUR ABILITY TO OBTAIN FUTURE EQUITY FINANCING ON FAVORABLE TERMS.

         As of the date of this report, there are outstanding 3,000,000 common stock purchase warrants, each of which entitles the holder to purchase one share of common stock at an exercise price of US$0.50 per share through June 30, 2008. The warrants are redeemable at US$0.001 per warrant if the common stock is then listed on a recognized stock exchange or trading at US$1.00 per share for 20 consecutive trading days. These outstanding warrants could have the effect of keeping our stock from trading at prices substantially higher than US$0.50 per share. As the market price of the stock exceeds US$0.50 per share, holders of the warrants would be likely to exercise their warrants, thereby increasing the number of shares and potentially depressing the market price. This means that we would be able to obtain financing through the sale of our stock, but only at prices below US$0.50 per share. The lower the price of the stock, the more shares we would have to sell to raise a given amount of financing. Accordingly, as long as the warrants remain unexercised and outstanding, the terms under which we may be able to obtain additional capital financing may be adversely affected.

POTENTIAL FUTURE SALES UNDER RULE 144 WOULD INCREASE THE NUMBER OF SHARES IN THE MARKET AND MAY THEREBY DEPRESS THE MARKET PRICE FOR THE COMMON STOCK.

         In general, under Rule 144, a person who has satisfied a one-year holding period may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding shares of common stock. Rule 144 also permits the sale of shares without any quantity limitation by a person who is not an affiliate of us and who has beneficially owned the shares for a minimum period of two years. Therefore, the possible sale of our shares may, in the future, have a depressive effect on the price of our common stock in the market, should one develop.

WE ARE A BRITISH VIRGIN ISLANDS COMPANY AND, BECAUSE THE RIGHTS OF SHAREHOLDERS UNDER BRITISH VIRGIN ISLANDS LAW DIFFER FROM THOSE UNDER U.S. LAW, YOU MAY HAVE FEWER PROTECTIONS AS A SHAREHOLDER.

         Our corporate affairs are governed by our memorandum and articles of association, the International Business Companies Act of the British Virgin Islands and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands. The common law of the

British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law.

BRITISH VIRGIN ISLANDS COMPANIES MAY NOT BE ABLE TO INITIATE SHAREHOLDER DERIVATIVE ACTIONS, THEREBY DEPRIVING SHAREHOLDERS OF THE ABILITY TO PROTECT THEIR INTERESTS.

         British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect of any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the US. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

AS A BRITISH VIRGIN ISLANDS CORPORATION, SHAREHOLDERS MAY HAVE DIFFICULTY IN ENFORCING JUDGMENTS AGAINST US, THEREBY RENDERING ANY JUDGMENTS USELESS.

         The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for losses suffered.

SINCE NONE OF OUR OFFICERS AND DIRECTORS IS A UNITED STATES RESIDENT, IT MAY BE DIFFICULT TO ENFORCE ANY LIABILITIES AGAINST THEM.

         All of our officers and directors reside in Hong Kong. Accordingly, if events should occur that give rise to any liability on the part of these persons, shareholders would likely have difficulty in enforcing such liabilities. If a shareholder desired to sue these persons, the shareholder would have to serve such persons with legal process. Even if personal service is accomplished and a judgment is entered against that person, the shareholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where assets are located.

OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO A LOWER STANDARD OF CARE OWED TO THE SHAREHOLDERS, WHICH MAY RESULT IN DECREASED CORPORATE PERFORMANCE.

         In most jurisdictions in the United States, directors owe a fiduciary duty to the corporation and its shareholders, including a duty of care, under which directors must properly apprise themselves of all reasonably available information, and a duty of loyalty, under which they must protect the interests of the corporation and refrain from conduct that injures the corporation or its shareholders or that deprives the corporation or its shareholders of any profit or advantage. Under British Virgin Islands law, liability of a corporate director to the corporation is primarily limited to cases of willful malfeasance in the performance of his duties or to cases where the director has not acted honestly and in good faith and with a view to the best interests of the company.

         As a result of this risk and other discussed above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would if we were incorporated and operating in the United States.

CURRENCY CONVERSION CONTROL POLICY IN THE PRC AND EXCHANGE RATE RISK MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         The PRC Government has strict restrictions on free conversion of RMB into foreign currencies and vice versa. On January 1, 1994, the PRC implemented a unified controlled exchange rate system based on market supply and demand. Based on such system, the People' Bank of China ("PBOC") quoted a daily exchange rate of RMB against US dollars based on the market rate for foreign exchange transaction conducted by the designated banks in the PRC foreign exchange market during the preceding day. The PBOC also quoted the exchange rates of RMB against other foreign currencies based on the international market rate.

         On July 21, 2005, PBOC announced that the PRC government reformed the exchange rate regime by moving into a managed floating exchange rate regime based on market supply and demand with reference to a basket of foreign currencies. As a result, RMB appreciated against U.S. dollars and Hong Kong dollars by approximately 2% on July 21, 2005. The value of RMB may continue to appreciate or depreciate in the future, subject to many factors, including future changes in the currency value of the basket of currencies with reference to which the RMB exchange rate is floated, changes in the PRC government's policy, domestic and international economic and political developments, as well as market supply and demand. Moreover, foreign exchange transactions under capital account (including principal payments in respect of foreign currency-denominated obligations) continue to be subject to foreign exchange controls and the approval of State Administration of Foreign Exchange of the PRC.

         The existing restrictions on the conversion of RMB into foreign currencies (and thus restrictions on the subsequent repatriation of those funds), and any tightening of such restrictions may have an adverse effect on our ability to obtain sufficient foreign currencies to meet our needs. Alternatively, in the event that RMB continues to appreciate in the future currencies (U.S. dollars, Hong Kong dollars or otherwise) and if RMB continues to appreciate in the future, we may incur exchange losses thereby affecting our profitability.

INVESTORS IN THE COMPANY COULD BE HARMED IF MANAGEMENT SHOULD ENGAGE IN COMPETING BUSINESSES.

         Our officers and directors are not prohibited from engaging in competing businesses. We do not have a right of first refusal pertaining to opportunities that come to their attention and related to the operations of the company. While we believe that the ownership of stock in the company is sufficient to motivate management to focus primarily on the business of the company, we cannot assure you that this will not occur. The BVI corporate statute applicable to the company requires officers and directors, in performing their functions, to act honestly and in good faith with a view to the best interests of the company and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances, but this may be difficult to enforce.


ITEM 1B. UNRESOLVED STAFF COMMENTS

         None

ITEM 2.  PROPERTIES

         Our principal offices are located at 4/F, BOCG Insurance Tower, 134-136 Des Voeux Road, Central, Hong Kong. We have entered into a lease contract with this new property that runs through June 2008, with an option to renew for an additional term of two years. The lease requires monthly rent of HK$23,695 (approximately US$3,038) and a monthly management fee and air conditioning charge of HK$12,863 (approximately US$1,649).

         Our research and development center is located at 15/F, Wen Jin Plaza 23, Tian Bei Road 1, Luo Hu Qu, Shenzhen, China, while the sales representative office in the United States is located at 3723 Haven Avenue, Menlo Park, California. We have another research and development center at No. 95 ZhongGuanCun East Road, Haidan District, Beijing, China.


ITEM 3.  LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock is traded on OTCBB and has been quoted on OTCBB under the symbol "TTNUF" since July 10, 2006. The following table sets forth, for the periods indicated, the range of quarterly high and low closing price for our common stock as reported on OTCBB:

2006                                          HIGH BID        LOW BID
First Quarter                                  N/A             N/A
Second Quarter                                 N/A             N/A
Third Quarter                                  $0.64           $0.42
Fourth Quarter                                 $0.55           $0.45

         As of March 22, 2007, there were 39 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $0.43.

         We have never paid cash dividends on our common stock. We currently intend to retain earnings, if any, for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Any future declaration and payment of dividends will be subject to the discretion of our Board of Directors, will be subject to applicable law and will depend upon our results of operations, earnings, financial condition, contractual limitations, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.


ITEM 6.  SELECTED FINANCIAL DATA

As stated in United States dollars:

INCOME STATEMENT DATA:
                                                               YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------------
                                     2006              2005              2004              2003              2002
                                     (US$)             (US$)            (US$)              (US$)             (US$)
                                                                      (RESTATED)        (RESTATED)
                               -----------------------------------------------------------------------------------------
Revenues                        $    2,521,279     $   1,710,528    $     814,006     $     558,679      $     547,095
Net income (loss)               $     (426,795)    $     101,924    $     162,844     $    (101,951)     $      66,801
Net income (loss) per common
share                           $       (0.009)    $       0.002    $       0.003     $      (0.002)     $       0.001

BALANCE SHEET DATA:
                                                                     DECEMBER 31,
                               -----------------------------------------------------------------------------------------
                                     2006              2005              2004              2003              2002
                                     (US$)             (US$)            (US$)              (US$)             (US$)
                                                                      (RESTATED)        (RESTATED)
                               -----------------------------------------------------------------------------------------
Working capital                 $      182,022     $     777,119    $     236,560     $     112,106      $     104,727
Total assets                    $    1,578,544     $   1,351,479    $     535,896     $     394,350      $     331,051
Long-term debt                  $            -     $           -    $     182,051     $     120,086      $           -
Stockholders' equity            $      906,929     $   1,051,859    $     181,263     $      18,730      $     120,809



As stated in Hong Kong dollars:

INCOME STATEMENT DATA:
                                                               YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------------
                                     2006              2005              2004              2003              2002
                                     (HK$)             (HK$)            (HK$)              (HK$)             (HK$)
                                                                      (RESTATED)        (RESTATED)
                               -----------------------------------------------------------------------------------------
Revenues                        $   19,665,971     $  13,342,121    $   6,349,252     $   4,357,694      $   4,267,341
Net income (loss)               $   (3,328,994)    $     795,004    $   1,270,181     $    (795,221)     $     521,046
Net income (loss) per common
share                           $       (0.067)    $       0.016    $       0.027     $      (0.017)     $        0.01

BALANCE SHEET DATA:
                                                                     DECEMBER 31,
                               -----------------------------------------------------------------------------------------
                                     2006              2005              2004              2003              2002
                                     (HK$)             (HK$)            (HK$)              (HK$)             (HK$)
                                                                      (RESTATED)        (RESTATED)
                               -----------------------------------------------------------------------------------------
Working capital                 $    1,419,763     $   6,061,528    $   1,845,168     $     874,425      $     816,872
Total assets                    $   12,312,641     $  10,541,537    $   4,179,992     $   3,075,927      $   2,582,201
Long-term debt                  $            -     $           -    $   1,420,000     $     936,667      $           -
Stockholders' equity            $    7,074,041     $   8,204,496    $   1,413,851     $     146,097      $     942,309


HISTORICAL EXCHANGE RATES

         Since October 17, 1983, the Hong Kong dollar has been pegged to the U.S. dollar at HK$7.80 to US$1.00.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

         INTANGIBLE ASSETS/SOFTWARE DEVELOPMENT COSTS. Intangible assets consist primarily of capitalized software development costs. We review software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. We capitalized US$108,722 (HK$848,034), US$116,735 (HK$910,536) and

US$230,740 (HK$1,799,771) for the years ended December 31, 2004, 2005 and 2006, respectively, for projects ProAccess and ProFacer. The purchased software license costs, patent costs, and the capitalized software development costs are amortized over an estimated economic life of five years, which is consistent with the expected life of these assets.

         We received government funding in the amounts of US$150,557 (HK$1,174,345), US$97,016 (HK$756,723) and US$26,192 (HK$204,296) for the years ended December 31, 2004, 2005 and 2006, respectively. This funding income was offset to software-development costs incurred prior to the beginning of the capitalization period. According to paragraph 73 of SOP 97-2, if capitalization of the software-development costs commences pursuant to SFAS No. 86, any income from the funding party under a funded software-development arrangement should be credited first to the development costs prior to capitalization. The following table illustrates the movement of the capitalized software development costs:

                                                                     AS OF DECEMBER 31,
                                                  2006                2006                 2005                2005
                                                  ----                ----                 ----                ----
                                                   US$                 HK$                  US$                 HK$
Software development costs                     256,932           2,004,067              213,751           1,667,259
Grant income                                   (26,192)           (204,296)             (97,016)           (756,723)
                                        ---------------     ---------------     ----------------    ----------------

Capitalized development costs                  239,740           1,799,771              116,735             910,536
                                        ===============     ===============     ================    ================

         Grant and subsidy income represents subsidy from the Government of the Hong Kong Special Administrative Region ("HKSAR") for assisting us in the development of products of innovative nature. The products developed under this subsidy plan include ProAccess and ProFacer. Pursuant to the agreements made between us and HKSAR, HKSAR is required to provide funding to us for product development. The funding is made available to us in accordance with the milestones as established by us and is subject to a ceiling of US$256,410 (HK$2,000,000). We are not required to repay the Government grant, but we are required to contribute approximately 50% of the overall project cost in accordance with the grant agreement. Also, upon completion of the project, we have to tender to the Government its pro rata share of the residual funds remaining in the project account. In addition we are obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to us. The royalty fee paid by us for each of the years ended December 31, 2004, 2005 and 2006 amounted to US$4,427 (HK$34,532), US$6,166
(HK$48,092), and US$7,142 (HK$55,705), respectively. We may have to pay the Government 10% of the gross proceeds of our 2005 private placement as part of the royalty payment obligation. We are entitled to retain ownership of the intellectual property resulting from the project.

         EQUITY-BASED COMPENSATION. We adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" beginning at its inception. Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled.

         Under SFAS 123(R), we applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. For the year ended December 31, 2006, we granted 4,635,000 options to our employees and directors. Options are measured based on the fair market value of the underlying awards at the date of grant. We recognize the relevant share-based compensation expenses on a straight-line basis over the vesting period.

         Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards. Please see Note 10 of the Notes to Consolidated Financial Statements for details.

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

RESULTS OF OPERATIONS

         FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005. Operating revenues consist of project revenues and maintenance revenues. Operating revenues for the year ended December 31, 2006 were US$2,521,279 (HK$19,665,971), an increase of 47.4% from US$1,710,528
(HK$13,342,121) for the year ended December 31, 2005. Project revenues increased by US$845,937 (HK$6,598,300) (51.6%) over the same period in 2005, mainly due to an increased volume of business. The increase in volume can be attributed to increased orders from existing customers. Maintenance revenues, as a percentage of all revenues, decreased from 4.2% in 2005 to 1.5% in 2006 due to the non-renewal of one contract (MTR Corporation), which accounted for US$33,802 (HK$263,662).

         The gross margin as a percentage of project revenues showed a decrease in 2006 to 35.3% from 45.3% in 2005. The decrease in gross profit percentage can be attributed to the relative increase in cost of goods sold in products. Gross margin on project revenues in terms of dollars increased to US$877,435 (HK$6,843,997) in 2006 from US$741,358 (HK$5,782,591) in 2005 due to the increase in sales revenues.

         As a percentage of all revenues, maintenance revenue was 1.5% in 2006 and 4.2% in 2005. As part of the product purchase, we provide both product warranty and post-contract customer support to our customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts. Management believes that the decrease in percentage is due to more customers opting to forego a definite maintenance contract at the end of the twelve-month period.

         Selling, general and administrative expenses increased from US$655,769 (HK$5,115,000) in 2005 to US$1,020,793 (HK$7,962,186) in 2006 due to the
expansion of our operations, which included hiring more personnel. The increase in salary and welfare accounted for US$126,326 (HK$985,345). Rent expenses increased by US$37,465 (HK$292,227) due to the relocation of our offices. Selling and promotional expense also increased by US$100,018 (HK$780,138). Depreciation and amortization also increased by US$84,891 (HK$662,154) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2006. As a percentage of revenues, these selling, general and administrative expenses increased from 38.3% in 2005 to 40.5%.

         In 2006, we incurred stock-based compensation expenses of US$280,565 (HK$2,188,409) as a result of stock options granted to officers and employees. We did not have any stock-based compensation expenses in 2005.

         Primarily as a result of the stock-based compensation expenses, increased selling, general and administrative expenses, and to a lesser extent to increased research and development expenses, we incurred an operating loss of US$491,712 (HK$3,835,356) in 2006, as compared to operating income of US$124,944 (HK$974,561) in 2005.

         We also incurred other expenses in 2006 of US$6,984 (HK$54,463), which consisted of interest expense. In comparison, we generated other income in 2005 of US$9,806 (HK$76,491), which consisted primarily of government grant income. After an income tax credit of US$63,291 (HK$493,666) and minority interest of US$8,610 (HK$67,159), our net loss for 2006 was US$496,795 (HK$3,328,994), as compared to net income of US$101,924 (HK$795,004) in 2005.

         FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004. Project revenues increased by US$897,180 (HK$6,998,002) (121.1%) comparing the 2005 year to the 2004 year, due to sales of ProAccess FaceGuard and the commencement of projects such as sales of a facial recognition system and physical access control system to the Elixir Group of Macau. Sales to the Elixir Group were US$225,000 (HK$1,755,000). Prices for our products and services were constant in 2004 and 2005. Accordingly, the increase in sales was due to increased volume of products and services sold in 2005. For 2005, none of the project revenues was derived from sales of product to related parties, as compared to 4.6% of project revenues in 2004 and 21.6% in 2003.

         The gross margin as a percentage of project revenues showed a negligible decrease in 2005 to 45.3% from 46.0% in 2004. Gross margin on project revenues in terms of dollars increased to US$741,357 (HK$5,782,591) in 2005 from US$340,741 (HK$2,657,783) in 2004 due to the increase in sales revenues.

         As a percentage of all revenues, maintenance revenue was 8.9% in 2004 and 4.2% in 2005. As part of the product purchase, we provide both product warranty and post-contract customer support to our customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts. Management believes that the decrease in percentage is due to more customers opting to forego a definite maintenance contract at the end of the twelve-month period.

         Selling, general and administrative expenses increased from US$233,180 (HK$1,818,804) in 2004 to US$655,769 (HK$5,115,000) in 2005 due to the expansion of our operations, which included hiring more personnel. The increase in personnel and increase in outside professional fees each accounted for approximately 25% (US$105,600; HK$823,700) of the increase in selling, general and administrative expenses. Outside professional fees included patent application preparation and filing, product design, and testing expense. The remaining 50% of the increase can be attributed to setup expenditures for our new research and development center facility in Beijing (20%; US$84,500; HK$659,100), an increase in marketing and promotional expenses (20%; US$84,500; HK$659,100) and an increase of overall general expenditures because of our larger scale of operations (10%; US$42,300; HK$330,000). As a percentage of revenues, these selling, general and administrative expenses increased from 28.6% in 2004 to 38.3% in 2005.

         Primarily as a result of the increased selling, general and administrative expenses, and to a lesser extent to research and development expenses of US$24,372 (HK$190,100) in 2005, operating income decreased 27.3% in 2005 to US$124,944 (HK$974,561) from US$171,946 (HK$1,341,182) in 2004.

         Other income in 2005 of US$9,806 (HK$76,491), which consisted primarily of government grant income, increased from US$8,092 (HK$63,117) in 2004. Income taxes for 2005 were 59.8% higher than in 2004. As a result, while we generated 110% more revenues in 2005, our increased operating costs and provision for income taxes resulted in net income 37.4% lower than that of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had working capital of US$182,022 (HK$1,419,763), as compared to US$777,119 (HK$6,061,528) at December 31, 2005.
The decrease was due primarily to the decrease in cash and cash equivalent of US$167,712 (HK$1,308,149) and increase in accounts payable of US$370,447 (HK$2,889,487).

         During the year ended December 31, 2006, our operating activities provided cash of US$405,088 (HK$3,159,689). We used US$600,401 (HK$4,683,130)
for investing activities, which were primarily for additions to plant and equipment and capitalized software development costs. In comparison, during the year ended December 31, 2005, we used US$230,959 (HK$1,801,477) for operating activities and US$219,422 (HK$1,711,493) for investing activities. Our financing activities provided cash of US$700,418 (HK$5,463,260), which were primarily from an increase in bank overdraft of US$185,130 (HK$1,444,012) and net proceeds from a private placement of our stock and warrants of US$517,425 (HK$4,035,915).

         At December 31, 2006, our bank overdraft was US$219,490 (HK$1,712,024). We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000). Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement. Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable. The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate). Generally, the overdraft situation does not exist for any significant length of time. The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan. The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

         In light of our working capital of US$182,022 (HK$1,419,763) at December 31, 2006, we do not believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year. We are pursuing debt and/or equity financing to cover our cash needs. Our current fixed overhead is approximately $64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate. Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees. We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have. At December 31, 2006, our backlog of orders believed to be firm was approximately US$2,000,000 (HK$15,600,000), as compared to approximately US$1,000,000 (HK$7,800,000) at December 31, 2005. We expect that approximately US$1,000,000 (HK$7,800,000) will not be filled by the first half of 2007.

         As of December 31, 2006, we had the following significant contractual obligations and commercial commitments:

---------------------------------------------------------------------------------------------------------------------
                                                                         PAYMENTS DUE BY PERIOD
                                                   ------------------------------------------------------------------
             CONTRACTUAL OBLIGATIONS                              LESS THAN                                MORE THAN
                                                       TOTAL       1 YEAR      1-3 YEARS     3-5 YEARS      5 YEARS
                                                       (HK$)        (HK$)        (HK$)         (HK$)         (HK$)
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                          Nil          Nil          Nil           Nil          Nil
---------------------------------------------------------------------------------------------------------------------
Capital (Finance) Lease Obligations                 Nil          Nil          Nil           Nil          Nil
---------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                         $597,917     $455,747     $142,170      Nil          Nil
---------------------------------------------------------------------------------------------------------------------
Purchase Obligations                                Nil          Nil          Nil           Nil          Nil
---------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on the        Nil          Nil          Nil           Nil          Nil
Company's Balance Sheet
---------------------------------------------------------------------------------------------------------------------
Total                                               $597,917     $455,747     $142,170      Nil          Nil
---------------------------------------------------------------------------------------------------------------------

         See Note 16 to our Consolidated Financial Statements for additional information on our commitments and contingencies.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20, "ACCOUNTING CHANGES" and SFAS No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS--AN AMENDMENT OF APB OPINION NO. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on our financial position or results of operations.

         In September 2005, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue 04-13, "ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY" ("EITF 04-13"). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, "Accounting for Nonmonetary Transactions", when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS 133 AND 140", which is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

         In July 2006, the FASB issued FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

         In September 2006, the SEC released SAB No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for us in the current fiscal year ended December 31, 2006. We are currently evaluating the impact of SAB 108 but do not believe that the application of SAB 108 will have a material effect on our financial position, cash flows nor results of operations.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us starting January 1, 2008. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157 on our consolidated financial position, cash flows and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

         At December 31, 2006, we did not have any off-balance sheet arrangements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the pages beginning with page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE Our executive officers, directors, and key employees are:

        NAME                                        AGE    POSITION
        Dr. Kit Chong "Johnny" Ng                    32    Chairman of the Board of Directors

        Jason Ma                                     34    Chief Executive Officer

        Prof. Stan Li                                48    Chief Scientific Advisor

        Kin Kwong "Humphrey" Cheung                  34    Chief Technology Officer and Director

        Wai Hung "Billy" Tang                        34    Chief Operation Officer and Director

        Patrick Lo                                   35    Director of Business Development of
                                                           Titanium Technology

        Eric Wong                                    52    Consultant

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

         DR. KIT CHONG "JOHNNY" NG, CHAIRMAN. Dr. Ng is the Chairman of the Board of Directors of the Company. Currently, Dr. Ng's duties include his functioning as our principal financial and accounting officer. He received his post-doctor in computer sciences and technologies in 2006 from Tsinghua University in Beijing, China. Dr. Ng received his bachelor's degree in manufacturing engineering in 1996 and doctorate degree in industrial and systems engineering in 2002 from The Hong Kong Polytechnic University, and has been an Adjunct Associate Professor there, specializing in biometrics technology. Dr. Ng first organized his own technology start-up, 303 Company Limited, in 1998. This company, which was sold to a listed company in 2001, was a solution provider of fingerprint authentication technology. He served as the Chief Executive Officer of that company from August 1999 to August 2001. Shortly after this transaction, he started Titanium Technology in September 2001 with research and development as its primary activity, and gradually expanded his business venture beyond Hong Kong.

         Dr. Ng has received a great deal of recognition for his achievements, which include the following:
             o one of the "Ten Outstanding Young Digi Persons 2000" by the Hong Kong Productivity Council and Hong Kong Junior Chamber (Dr. Ng is the youngest recipient in this event.);
             o "Innovative Entrepreneur of the Year" for 2003 by the Hong Kong Junior Chamber; and
             o one of the "Top 100 Cosmopolitan Chinese Confucian Businessman in 2004" by the Chinese Confucian Foundation and China Economic Daily.

         The "Innovative Entrepreneur of the Year" award recognizes successful and creative entrepreneurs in greater China. According to the selection criteria, this award recognized Titanium as one of the best companies in terms of products and services, originality of ideas, uniqueness in the market, management and marketing strategies, revenues of the company, the future prospect and potential of the company. He is a highly sought after speaker at high level industry conferences and a frequent commentator in the media. He was one of the speakers, representing Hong Kong, at one of the Asia-Pacific Economic Cooperation ("APEC") business conferences held in Korea in 2005.

         MR. JASON MA, CHIEF EXECUTIVE OFFICER. Mr. Ma became the Chief Executive Officer of Titanium Technology in May 2005 and is responsible for formulating business strategies, overseeing the entire business operation, and establishing and executing global alliances and mergers and acquisitions for the company. Mr. Ma was born and raised in Hong Kong and went to the United States for his university education, where he received a bachelor's degree in engineering and computer science from the University of California at Berkeley in 1995, and an MBA degree from the University of Southern California's Marshall School of Business in 1998. During his stays in the United States he had worked for different companies in the fields of computer science and marketing. Mr. Ma returned to Hong Kong in 1998 and has since been involved in various IT related endeavors. Before joining Titanium Technology in April 2004, he was the general manager for Laurentia Technologies Ltd., a consumer electronics company (February 2003 to March 2004), and he was the director of project management for Ebiz Incubation Co., Ltd. from February 2000 to February 2003. Ebiz Incubation was a Hong Kong private equity fund for incubation and investment in technology-related ventures. From November 1998 to January 2000, he was the assistant marketing manager for Ball Asia Pacific Ltd., a joint venture of Ball Corporation, a publicly-held company based in Broomfield, Colorado. Ball Asia Pacific Ltd. supplies metal beverage containers in the PRC and Hong Kong.

         PROF. STAN LI, CHIEF SCIENTIFIC ADVISOR. Prof. Li has been a Researcher at National Lab of Pattern Recognition (NLPR), Institute of Automation, Chinese Academy of Sciences (CASIA), and the Director of the Center for Biometrics Research and Testing (CBRT) since August 2004. He worked at Microsoft Research Asia (MSRA) as a Researcher from May 2000 to Aug 2004. His role was to lead the MSRA group to develop facial recognition technologies. Prior to that, he was an Associate Professor of Nanyang Technological University, Singapore. His current research interest is in face recognition technologies, biometrics, intelligent surveillance, pattern recognition, and machine learning. Prof. Li has been the Chief Scientific Advisor to Titanium Technology since June 2005. He has published several books, including "Handbook of Face Recognition" (Springer-Verlag, 2004) and "Markov Random Field Modeling in Image Analysis" (Springer-Verlag, 2nd edition in 2001), and over 180 reference papers and book chapters in these areas. He obtained a B.Eng from Hunan University, an M.Eng from National University of Defense Technology, and a PhD. from Surrey University where he also worked as a research fellow. All the degrees are in Electrical and Electronic Engineering. He is a senior member of IEEE and currently serves as editorial board of Pattern Recognition, and program committees of various international conferences.

         MR. KIN KWONG "HUMPHREY" CHEUNG, CHIEF TECHNOLOGY OFFICER AND DIRECTOR. Mr. Cheung has been the Chief Technology Officer of Titanium Technology since July 2001. He received a bachelor's degree in Electronic Engineering from The Chinese University of Hong Kong in 1994 and a master's degree in Manufacturing Engineering from The Hong Kong Polytechnic University in 1998. Mr. Cheung is responsible for overseeing the technical development of all product lines as well as the integration of the technologies into product, systems and platforms into deliverables that will best serve market demands. Prior to founding Titanium Technology, Mr. Cheung worked at the Computer Graphics Laboratory for the Hong Kong Polytechnic University as a research assistant. He was also a co-founder of 303 Company Limited with Dr. Johnny Ng and Mr. Billy Tang, serving as the Chief Technical Officer from April 1999 to March 2001. He has published several papers in the fields of computer graphics, solid modeling, biometrics, and pattern recognition.

         MR. WAI HUNG "BILLY" TANG, CHIEF OPERATION OFFICER AND DIRECTOR. Mr. Tang has been the Chief Operation Officer of Titanium Technology since July 2001 and is responsible for its management and overall operation. He holds Bachelor's degree in Mathematics from the Hong Kong University of Science and Technology. Under his leadership, Titanium Technology has experienced tremendous growth and has increased its employee base to over 30 employees worldwide in just over a year. Prior to co-founding Titanium Technology, he was also a co-founder of 303 Company Limited with Dr. Johnny Ng and Mr. Humphrey Cheung. He served as Chairman of that company from April 1998 to January 2001. Mr. Tang previously was an instrumental member of the research team in the department of Industrial and Systems Engineering of the Hong Kong Polytechnic University from November 1996 to March 1997, where he focused on the research of virtual reality technology. He was a system engineer for Internet Access Hong Kong Limited, one of the largest Internet Service Providers in Hong Kong, from June 1997 to April 1998.

         PATRICK LO, DIRECTOR OF BUSINESS DEVELOPMENT OF TITANIUM TECHNOLOGY. Mr. Lo joined Titanium Technology in May 2003. From January 2001 to March 2003, he worked for Information Security One, a Hong Kong company that distributes security products in China, such as intrusion detection systems, firewalls, and log analysis tools. As the director for enterprise security services, he was responsible for sales operations in Hong Kong and China.

         ERIC WONG, CONSULTANT. Mr. Wong has over 25 years of experience in the areas of production development, sales and marketing in Southeast Asia and Europe. Accordingly, we use Mr. Wong as a consultant. For the past five years, he has been involved primarily as the chairman of BTC Consultant Co., Ltd., a company incorporated in Hong Kong that provides professional consultancy and business services with regard to foreign investment in China. It focuses on assisting multinational companies in obtaining commercial opportunities offered by China's consumer market.

CONFLICTS OF INTEREST

         Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. While the officers and directors are engaged in other business activities, we anticipate that such activities will not interfere in any significant fashion with the affairs of our business. Due to the ownership of stock in our company by management, we believe that they are sufficiently motivated to focus primarily on the business of the company. Additionally the employment agreements with members of management state that any and all industrial property rights, including patents, to which they are or may be entitled or which are created as a result of their services under their employment agreements belong to and are the exclusive property of Titanium Technology. The employment agreements also contain a non-compete provision that prohibits them from engaging or being interested in any capacity in any business whose activities are substantially similar to or compete with any of the business activities of Titanium Technology or any of its subsidiaries, being involved in any projects or products handled or produced by Titanium Technology or its subsidiaries, or dealing with any existing customers of Titanium Technology or its subsidiaries.

         Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to us. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

         Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

COMMITTEES OF THE BOARD OF DIRECTORS

         We have not yet established any committees of our board of directors.

DIRECTOR NOMINATION PROCESS

         Neither our Memorandum of Association nor Articles of Association set forth a director nomination process.

CODE OF ETHICS

         We have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         We did not become subject to Section 16(a) of the Securities Exchange Act of 1934 until January 2007. That section requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

         Our Board of Directors is responsible for developing the executive compensation principles, policies and programs for our executive officers and is also responsible for determining the compensation to be paid to our executive officers. Dr. Ng and Messrs. Tang and Cheung participated in deliberations concerning executive officer compensation as members of the Board of Directors.

         The objectives of our compensation programs are to provide fair market value cash compensation and an incentive scheme related to the growth of the company to our key employees, including, but not limited to, our executive officers. Our compensation program has three components: salary, performance bonuses, and stock options.

         We design our salary component to pay our key employees a base salary as close to the market rate as possible so that we can be competitive in the labor market. With some company functions, we provide a performance bonus, such as sales commissions, as added motivation for our key people. We determine both salaries and performance bonuses based on market value.

         We have granted stock options to align the interests of our key employees to the growth of our company. Stock option grants are determined on an individual basis with our directors making the decision in each case, based on what they believe the particular employee will bring to the company.

         The following table sets forth information about the remuneration of our principal executive officer and principal financial officer for services rendered during the years ended December 31, 2006, 2005 and 2004. None of our other executive officers had total compensation of $100,000 or more. Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

                                                 SUMMARY COMPENSATION TABLE
                                                 (IN UNITED STATES DOLLARS)
-------------------------------------------------------------------------------------------------------------------
                                                                                       ALL OTHER
 NAME AND PRINCIPAL POSITION      YEAR         SALARY ($)      OPTION AWARDS ($)    COMPENSATION ($)      TOTAL ($)
-------------------------------------------------------------------------------------------------------------------
Jason Ma (Chief Executive         2006           30,769              88,000               -0-              118,769
Officer) (1)<F1>                  2005           30,769               -0-                 -0-              30,769
-------------------------------------------------------------------------------------------------------------------
Johnny Ng (Chairman of the        2006           46,154              16,500               -0-              62,654
Board of Directors) (2)<F2>       2005             -0-                -0-                 -0-                -0-
                                  2004           30,512               -0-                 -0-              30,512
-------------------------------------------------------------------------------------------------------------------

                                                 SUMMARY COMPENSATION TABLE
                                                   (IN HONG KONG DOLLARS)
-------------------------------------------------------------------------------------------------------------------
 NAME AND PRINCIPAL POSITION      YEAR         SALARY ($)      OPTION AWARDS ($)       ALL OTHER          TOTAL ($)
                                                                                    COMPENSATION ($)
-------------------------------------------------------------------------------------------------------------------
Jason Ma (Chief Executive         2006           240,000            686,400               -0-              926,400
Officer) (1)<F1>                  2005           240,000              -0-                 -0-              240,000
-------------------------------------------------------------------------------------------------------------------
Johnny Ng (Chairman of the        2006           360,000            128,700               -0-              488,700
Board of Directors) (2)<F2>       2005             -0-                -0-                 -0-                -0-
                                  2004           237,994              -0-                 -0-              237,994
-------------------------------------------------------------------------------------------------------------------

-------------------

(1)<F1>  Mr. Ma became our chief executive officer in May 2005
(2)<F2> Dr. Ng has been functioning as our chief financial officer for the last three fiscal years. He also functioned as our chief executive officer from September 2001 to April 2005. Dr. Ng waived his salary for 2005.

         The following table sets forth information with respect to options that we granted to the executive officers named in the above table during the year ended December 31, 2006.

-------------------------------------------------------------------------------------------------------------------
                                           NUMBER OF SECURITIES       EXERCISE PRICE OF      GRANT DATE FAIR VALUE
EXECUTIVE OFFICER        GRANT DATE       UNDERLYING OPTIONS (#)    OPTION AWARDS ($/SH)      OF OPTION AWARD (1)<F1>
-------------------------------------------------------------------------------------------------------------------
Jason Ma                July 1, 2006             800,000                    0.20                    $88,000
-------------------------------------------------------------------------------------------------------------------
Johnny Ng               July 1, 2006             150,000                    0.20                    $16,500
-------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> The fair value of stock options at the date of grant was determined under the Black-Scholes option pricing model, less the amount that the officer is required to pay upon exercise of the options. The assumptions utilized to calculate fair value for the stock options granted in 2006 are as follows: volatility - 72.4%; estimated option exercise period - 2.13 years; risk free interest rate - 5.04%; and expected total forfeitures of 0%.

         The following table sets forth information with respect to options that remained unexercised at December 31, 2006 for the executive officers named above. No options were exercised during the year ended December 31, 2006.

--------------------------------------------------------------------------------------------------------------------
                                NUMBER OF
                               SECURITIES         NUMBER OF SECURITIES
                               UNDERLYING              UNDERLYING
                           UNEXERCISED OPTIONS    UNEXERCISED OPTIONS       OPTION EXERCISE       OPTION EXPIRATION
    NAME                     (#) EXERCISABLE       (#) UNEXERCISABLE           PRICE ($)                DATE
--------------------------------------------------------------------------------------------------------------------
Jason Ma                           -0-                800,000 (1)<F1>            0.20               July 1, 2011
--------------------------------------------------------------------------------------------------------------------
Johnny Ng                          -0-                150,000 (1)<F1>            0.20               July 1, 2011
--------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> All of these options were granted as of July 1, 2006 and vest as follows: 50% vest six months from date of grant and the remaining 50% vest one year from date of grant.

         We do not have any pension plan or any plan that provides for the deferral of compensation on a basis that is not tax-qualified. Our subsidiary, Titanium Technology, participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong. The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by Titanium Technology at 5% of the participants' relevant income with a ceiling of US$2,564 (HK$20,000). The participants are entitled to 100% of Titanium Technology's contributions together with accrued returns irrespective of their length of service with us, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were US$10,897 (HK$84,997), US$13,586 (HK$105,972) and US$13,183 (HK$102,827) for the years ended December 31, 2004,
2005 and 2006 respectively.

EMPLOYMENT CONTRACTS

         We entered into agreements with our executive officers, Jason Ma, Humphrey Cheung, and Billy Tang as of January 1, 2005. While each of the agreements provides for permanent employment, each agreement may be terminated by either party at any time without cause upon two weeks' notice or on payment of two weeks' salary. In the event of termination, the employee is subject to a 12-month non-competition provision during which he cannot engage in any business that competes with us or deal with any of our existing customers. The agreements provide for monthly salaries of US $2,564 (HK$20,000) for Mr. Ma, US$3,846 (HK$30,000) for Mr. Cheung, and US$3,846 (HK$30,000) for Mr. Tang, with annual salary reviews on January 1 of each year.

COMPENSATION OF DIRECTORS

         Each of our directors is an officer and employee of our company. We do not compensate them separately for service as a director.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the our common stock, as of March 21, 2007:

NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   NUMBER OF SHARES OWNED            PERCENT OF CLASS (2)<F2>
----------------------------------------                       ----------------------            --------------------

Johnny Ng                                                         37,910,000 (3)<F3>                    75.7%
4/F BOCG Insurance Tower
134-136 Des Voeux Road Central
Hong Kong





NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   NUMBER OF SHARES OWNED            PERCENT OF CLASS (2)<F2>
----------------------------------------                       ----------------------            --------------------

Golden Mass Technologies Ltd.                                     37,835,000 (3)<F3>                    75.7%
4/F BOCG Insurance Tower
134-136 Des Voeux Road Central
Hong Kong

Jason Ma                                                            400,000 (4)<F4>                      0.8%
4/F BOCG Insurance Tower
134-136 Des Voeux Road Central
Hong Kong

Humphrey Cheung                                                      75,000 (3)<F3>                      0.1%
4/F BOCG Insurance Tower
134-136 Des Voeux Road Central
Hong Kong

Billy Tang                                                           75,000 (3)<F3>                      0.1%
4/F BOCG Insurance Tower
134-136 Des Voeux Road Central
Hong Kong

All Directors and Executive Officers As a                         38,460,000 (5)<F5>                    76.0%
Group (4 persons)
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 50,000,000 shares of common stock outstanding as of March 21, 2007. If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 21, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Includes 37,835,000 shares owned by Golden Mass Technologies Ltd., a British Virgin Islands company, as to which Johnny Ng has sole voting and dispositive power through an indirect 51% ownership in Golden Mass. Humphrey Chung and Billy Tang each own 19% of Golden Mass but do not have voting or dispositive power over these shares. Also includes 75,000 shares issuable upon exercise of vested stock options.

(4)<F4>  Includes 400,000 shares issuable upon exercise of vested stock options.

(5)<F5>  Includes 625,000 shares issuable upon exercise of vested stock options.

CHANGES IN CONTROL

         There are no agreements known to management that may result in a change of control of our company.

 EQUITY COMPENSATION PLANS

         At December 31, 2006, our equity compensation plans were as follows:

---------------------------------------------------------------------------------------------------------------------
                                      NUMBER OF SECURITIES           WEIGHTED AVERAGE
                                TO BE ISSUED UPON EXERCISE        EXERCISE PRICE OF             NUMBER OF SECURITIES
                                  OF OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,        REMAINING AVAILABLE FOR
           PLAN CATEGORY            WARRANTS AND RIGHTS          WARRANTS AND RIGHTS            FUTURE ISSUANCE
---------------------------------------------------------------------------------------------------------------------
       Equity compensation                4,625,000                      $0.20                       375,000
        plans approved by
        securitey holders
---------------------------------------------------------------------------------------------------------------------
       Equity compensation                   -0-                           --                          -0-
      plans not approved by
       security holders
---------------------------------------------------------------------------------------------------------------------
               Total                       4,625,000                      $0.20                       375,000
---------------------------------------------------------------------------------------------------------------------

STOCK OPTION PLAN

         On November 22, 2005, our board of directors approved a stock option plan under which options to purchase up to 5,000,000 shares of common stock may be granted. The plan provides for the granting of incentive stock options to our employees and non-statutory options to our employees, advisors and consultants.

         The board of directors or the compensation committee of the board determines the exercise price for each option at the time the option is granted. The exercise price for shares under an incentive stock option will not be less than 100% of the fair market value of the common stock on the date such option is granted. The fair market value price is the closing price per share on the date the option is granted. The committee or board also determines when options become exercisable. The term of an option will be no more than ten (10) years from the date of grant. No option can be exercised after the expiration of its term.

         Unless otherwise expressly provided in any option agreement, the unexercised portion of any option granted to an optionee automatically terminates one year after the date on which the optionee's employment or service is terminated for any reason, other than by reason of cause, voluntary termination of employment or service by the optionee, or the optionee's death. Options terminate immediately upon the termination of an optionee's employment for cause or 30 days after the voluntary termination of employment or service by the optionee. If an optionee's employment or consulting relationship terminates as a result of his or her death, then all options he or she could have exercised at the date of death, or would have been able to exercise within the following year if the employment or consulting relationship had continued, will be exercisable within the one year period following the optionee's death by his or her estate or by the person who acquired the exercise right by bequest or inheritance.

         Options granted under the plan are not transferable other than by will or the laws of descent and distribution and may be exercised during the optionee's lifetime only by the optionee, except that a non-statutory stock option is transferable to a family member or trust for the benefit of a family member if the committee's prior written consent is obtained.

         We have the right to redeem any shares issued to any optionee upon exercise of the option granted under the plan immediately upon the termination of optionee's employment or service arising from disability, the death of the optionee, the voluntary termination of employment or services of the optionee, or the termination of employment or services of the optionee for cause. The redemption price is the fair market value of the shares on the date of the event of redemption.

         In the event that our stock changes by reason of any stock split, dividend, combination, reclassification or other similar change in our capital structure effected without the receipt of consideration, appropriate adjustments shall be made in the number and class of shares of stock subject to the plan, the number and class of shares of stock subject to any option outstanding under the plan, and the exercise price for shares subject to any such outstanding option.

         In the event of a merger in which our shareholders immediately before the merger own 50% or more of the issued and outstanding shares of stock of the resulting entity after the merger, then existing options shall automatically convert into options to receive stock of the resulting entity. Unless otherwise expressly provided in any option, the committee in its sole discretion may cancel, effective upon the date of the consummation of any change of control, any option that remains unexercised on such date.

         The plan authorizes the board to amend, alter, suspend, or terminate the plan, or any part thereof, at any time and for any reason. However, the plan requires shareholder approval for any amendment to the plan to the extent necessary and desirable to comply with applicable laws. No such action by the board or shareholders can alter or impair any option previously granted under the plan without the written consent of the optionee. The plan remains in effect until terminated by action of the board or operation of law.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

ERICORPS CREATION (HK) LIMITED

         Ericorps Creation (HK) Limited is owned by Eric Wong and his wife, who own indirectly 10.0% of our outstanding shares through their ownership of Golden Mass Technologies Ltd. Ericorps is also one of our distributors of ProAccess FaceOK. We sell our products to distributors at prices based on the quantities purchased. The price decreases as the quantity increases. The terms that we have with Ericorps are the same as those with other third party distributors. Therefore, we believe that the terms of the transactions with Ericorps have been no less favorable than the terms of similar transactions with non-affiliates. During the years ended December 31, 2005, 2004 and 2003, we sold products to Ericorps Creation (HK) Limited in the amounts of $nil, US$34,204 (HK$266,791) and US$105,874 (HK$825,820), respectively.

AMOUNTS DUE FROM RELATED PARTIES

         We have paid for the expenses related to the annual company secretary fee, similar to a corporate annual report fee, of Golden Mass Technologies Limited ("Golden Mass"), a shareholder that is controlled by, among others, Johnny Ng, Humphrey Cheung, and Billy Tang, who are our officers and directors, since 2002. Johnny Ng, Humphrey Cheung, and Billy Tang own indirectly 51%, 19% and 19%, respectively, of Golden Mass. We paid for these expenses as an accommodation, since Golden Mass does not maintain a bank account in Hong Kong. The amounts paid were US$769 (HK$6,000), US$705 (HK$5,500) and US$705

(HK$5,500) for the years ended December 31, 2005, 2004 and 2003, respectively. This practice has ceased effective January 1, 2006.

         In 2003, when we decided to establish an office in PRC, we established an annual budget for the subsidiary and we remitted cash in those budgeted amounts to Humphrey Cheung. Due to the fact that non-cash payment methods are not widely accepted in the PRC, we have advanced cash to Humphrey Cheung, who then pays expenditures for our PRC subsidiary, such as salaries, fees, and rent, in cash. This practice continued in 2003, 2004 and 2005. The amounts paid to Humphrey Cheung for this purpose were US$165,879 (HK$1,293,860), US$86,439 (HK$674,225) and US$59,710 (HK$465,737) during the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, after review of its cash levels and its related party transactions, management concluded that it would discontinue this practice and would also prohibit the practice of advancing funds to related parties.

         The following table sets forth the advances and repayments, as stated in Hong Kong dollars (HK$):

                                                                            Humphrey      Golden Mass           Total
                                                                              Cheung
                                                  Cash     Non-cash              HKD              HKD             HKD
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                                                          -              -                -
Personal expenses paid on behalf                    X                          19,434          6,100           25,534
Unpaid share capital                                          X                     -        360,000          360,000
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                                   19,434        366,100          385,534
Loan to director for PRC subsidiary expenses        X                         465,737              -          465,737
Repayment                                           X                         (48,441)             -          (48,441)
Personal expenses paid on behalf                    X                               -          5,500            5,500
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                  436,730        371,600          808,330
Loan to director for PRC subsidiary expenses        X                         674,225              -          674,225
Repayment                                           X                         (79,370)             -          (79,370)
Share capital paid up by set-off with                                               -       (360,000)        (360,000)
shareholder's loan                                            X
Personal expenses paid on behalf                    X                               -          5,500            5,500
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                                1,031,585         17,100        1,048,685
Loan to director for PRC subsidiary expenses        X                       1,293,860              -        1,293,860
Personal expenses paid on behalf                    X                               -          6,000            6,000
Repayment                                           X                        (681,684)                       (681,684)
Amount setting off against "Amount due to
related parties"                                              X            (1,643,761)       (23,100)      (1,666,861)
------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2005                                                        -              -                -
========================================================================================================================

AMOUNTS DUE TO RELATED PARTIES

         In 2002 and 2003, Johnny Ng, Billy Tang, and Goldford Consultancy Limited ("Goldford"), a company owned by Johnny Ng, advanced US$37,190 (HK$290,085), to us, net of repayments. In 2004, we repaid the advances from Goldford in full. Johnny Ng and Billy Tang also advanced funds to us and at December 31, 2004, the aggregate amounts of these advances were US$27,025 (HK$210,797). During the year ended December 31, 2005, Johnny Ng and Billy Tang loaned us US$457,629 (HK$3,569,508) and we repaid them US$201,611 (HK$1,572,562), leaving a balance of US$283,044 (HK$2,207,743). Both Johnny Ng and Billy Tang agreed to offset US$213,700 (HK$1,666,861) of this amount against amounts due from related parties. Johnny Ng and Billy Tang then forgave the balance of US$69,344 (HK$540,882) and this amount was contributed to the capital of the company. We believe that the terms of these transactions were no less favorable than what could have been obtained from non-affiliates.

         The following table sets forth the movement of the amounts due to related parties in Hong Kong dollars (HK$). Amounts for Goldford are included in Johnny Ng's column as he owns that company.

                                                                         Billy Tang         Johnny Ng           Total
                                                                                HKD               HKD             HKD
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                                                        -             4,716           4,716
Advances to us during the year                                               77,649           330,755         408,404
Repayment by us during the year                                             (36,925)         (181,930)       (218,855)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                                                 40,724           153,541         194,265
Advances to us during the year                                               54,146           578,811         632,957
Repayment by us during the year                                                   -          (537,137)       (537,137)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2003                                                 94,870           195,215         290,085
Advances to us during the year                                              133,300           308,212         441,512
Repayment by us during the year                                             (50,000)         (470,800)       (520,800)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                                                178,170            32,627         210,797
Advances to us during the year                                            3,564,508             5,000       3,569,508
Repayment by us during the year                                          (1,534,935)          (37,627)     (1,572,562)
Amount offset against amounts due from related parties                   (1,666,861)                -      (1,666,861)
Amount forgiven and contributed to additional paid-in capital              (540,882)                -        (540,882)
-----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2005                                                      -                 -               -
=======================================================================================================================

SHAREHOLDERS LOANS

         In 2003 and 2004, Johnny Ng, Billy Tang, and Humphrey Cheung, through Golden Mass, loaned us US$117,949 (HK$920,000) and US$64,102 (HK$500,000),
respectively, leaving a balance of US$182,051 (HK$1,420,000) owed to them at December 31, 2004. During the year ended December 31, 2005, no additional money was loaned. These loans were unsecured, interest-free, and not repayable within the next twelve months. The whole amount of US$182,051 (HK$1,420,000) was forgiven by the shareholders and contributed to the company as additional paid-in capital in 2005. We believe that the terms of these transactions were no less favorable than what could have been obtained from non-affiliates.

PERSONAL GUARANTEES

         Billy Tang, Johnny Ng, and Humphrey Cheung personally guaranteed our installment loan from a financial institution in the amount of US$38,462 (HK$300,000). None of these individuals received any remuneration for the guarantee. This loan was repaid in 18 monthly installments of US$2,313 (HK$18,042) in 2005.

         On February 6, 2006, Billy Tang, Johnny Ng, and Humphrey Cheung personally guaranteed our banking facilities arrangement with the bank where we maintain our checking account. The arrangement allows us to overdraft our account up to US$256,410 (HK$2,000,000) and Messrs. Tang, Ng and Cheung have provided their personal guarantees up to that amount. We believe that the terms of these transactions were no less favorable than what could have been obtained from non-affiliates.

DIRECTOR INDEPENDENCE

         Our common stock trades in the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

         Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

         We do not have any independent directors under the above definition. We do not list that definition on our Internet website.

         We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         For the fiscal year ended December 31, 2006, Zhong Yi (Hong Kong) C.P.A. ("Zhong Yi") is expected to bill approximately US$60,000 (HK$468,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

          For the fiscal year ended December 31, 2005, Zhong Yi billed US$50,000 (HK$390,000) for the audit of our annual financial statements and its review of our registration statements.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

         For the fiscal years ended December 31, 2006 and 2005, Zhong Yi billed $nil and $nil, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no fees billed by Zhong Yi, other than for the services described above, for fiscal years 2006 and 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our audit committee obtains an estimate for the service to be performed. The audit committee in accordance with procedures for the company approved all of the services described above.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         The following documents are either filed herewith or incorporated herein by reference:

FINANCIAL STATEMENTS

         The audited consolidated financial statements of Titanium Group Limited and subsidiaries as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the "Index to the Consolidated Financial Statements".

FINANCIAL STATEMENT SCHEDULES

         No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

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

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
--------------------------------------------------------------------------------
------------------
(1) Filed as an exhibit to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2) Filed as an exhibit to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9,2005.
(3) Filed as an exhibit to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4) Filed as an exhibit to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5) Filed as an exhibit to Amendment No. 6 to the registration statement on Form S-1 (File No. 333-128302) on May 24, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TITANIUM GROUP LIMITED



Date:  March 30, 2007                   By: /s/ JASON MA
                                           -------------------------------------
                                              Jason Ma
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                              DATE



                                         Chief Executive Officer (Principal Executive
/s/ JASON MA                             Officer)                                           March 30, 2007
------------------------------------
Jason Ma

                                         Chairman of the Board of Directors (Principal
                                         Financial Officer and Principal Accounting
/s/ DR. KIT CHONG "JOHNNY" NG            Officer)                                           March 30, 2007
------------------------------------
Dr. Kit Chong "Johnny" Ng



/s/ KIN KWONG "HUMPHREY" CHEUNG          Director                                           March 30, 2007
------------------------------------
Kin Kwong "Humphrey" Cheung



/s/ WAI HUNG "BILLY" TANG                Director                                           March 30, 2007
------------------------------------
Wai Hung "Billy" Tang


          ------------------------------------------------------------


                             TITANIUM GROUP LIMITED
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

     (WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM THEREON)

          ------------------------------------------------------------




























                   ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

                          CERTIFIED PUBLIC ACCOUNTANTS

                             TITANIUM GROUP LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations And Comprehensive Income         F-3 - F-4

Consolidated Statements of Stockholders' Equity                           F-5

Consolidated Statements of Cash Flows                                  F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND STOCKHOLDERS
TITANIUM GROUP LIMITED

We have audited the accompanying consolidated balance sheets of Titanium Group Limited and subsidiaries ("the Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titanium Group Limited and subsidiaries at December 31, 2006 and 2005, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




/s/ ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
March 28, 2007

                             TITANIUM GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2006 AND 2005
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"),
                             EXCEPT PER SHARE DATA)

                                                                                 AS OF DECEMBER 31,
                                                             -------------------------------------------------------
                                                                         2006               2006               2005
                                                                          US$                HK$                HK$
ASSETS
Current assets:
  Cash and cash equivalents                                           149,298          1,164,528          2,472,677
  Accounts receivable, net                                            606,237          4,728,648          4,712,014
  Inventories                                                           9,123             71,156             69,737
  Deposits and other receivables                                       43,891            342,347          1,144,141
  Deferred tax assets                                                  38,513            300,401                  -
  Income taxes recoverable                                             15,185            118,442                  -
                                                             -----------------  -----------------  -----------------
Total current assets                                                  862,247          6,725,522          8,398,569
                                                             -----------------  -----------------  -----------------

Plant and equipment, net                                              377,572          2,945,064            735,639
Intangible assets, net                                                338,725          2,642,055          1,407,329
                                                             -----------------  -----------------  -----------------
TOTAL ASSETS                                                        1,578,544         12,312,641         10,541,537
                                                             =================  =================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                                      219,490          1,712,024          1,506,862
  Accounts payable                                                    423,417          3,302,651            413,164
  Deferred revenue                                                     37,318            291,084                  -
  Income taxes payable                                                      -                  -            417,015
                                                             -----------------  -----------------  -----------------
TOTAL LIABILITIES                                                     680,225          5,305,759          2,337,041
                                                             -----------------  -----------------  -----------------

MINORITY INTEREST                                                      (8,610)           (67,159)                 -
                                                             -----------------  -----------------  -----------------
Stockholders' equity:
  Common stock, US$0.01 (HK$0.078) par value,
    100,000,000 shares authorized; 50,000,000 shares
    issued and outstanding                                            500,000          3,900,000          3,900,000
  Additional paid-in capital                                          599,385          4,675,206          2,486,797
  (Accumulated deficits)/retained earnings                           (193,180)        (1,506,811)         1,822,183
  Accumulated other comprehensive income/(loss)                           724              5,646             (4,484)
                                                             -----------------  -----------------  -----------------

Total stockholders' equity                                            906,929          7,074,041          8,204,496
                                                             -----------------  -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          1,578,544         12,312,641         10,541,537
                                                             =================  =================  =================


          See accompanying notes to consolidated financial statements.

                             TITANIUM GROUP LIMITED
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 2006,
    2005 AND 2004 (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"),
                             EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                               2006               2006              2005               2004
                                                                US$                HK$               HK$                HK$
OPERATING REVENUES:
    Products                                        $     1,932,569    $    15,074,036    $    7,877,028    $     4,099,371
    Products sold to related parties                              -                  -                 -            266,791
    Services                                                551,707          4,303,315         4,902,023          1,414,887
    Maintenance services                                     37,003            288,620           563,070            568,203
                                                    ----------------   ----------------   ---------------   ----------------
    Total operating revenues                              2,521,279         19,665,971        13,342,121          6,349,252
                                                    ----------------   ----------------   ---------------   ----------------

COST OF REVENUES:
    Cost of products                                      1,300,713         10,145,559         3,368,963          1,975,940
    Cost of products sold to related parties                      -                  -                 -            128,607
    Cost of services                                        306,128          2,387,795         3,627,497          1,018,719
    Maintenance services                                      8,638             67,378            66,000             66,000
                                                    ----------------   ----------------   ---------------   ----------------
    Total cost of revenues                                1,615,479         12,600,732         7,062,460          3,189,266
                                                    ----------------   ----------------   ---------------   ----------------

GROSS PROFIT                                                905,800          7,065,239         6,279,661          3,159,986
                                                    ----------------   ----------------   ---------------   ----------------

OPERATING EXPENSES:
    Selling, general and administrative expenses          1,020,793          7,962,186         5,115,000          1,818,804
    Research and development costs                           96,154            750,000           190,100                  -
    Stock-based compensation                                280,565          2,188,409                 -                  -
                                                    ----------------   ----------------   ---------------   ----------------
TOTAL OPERATING EXPENSES                                  1,397,512         10,900,595         5,305,100          1,818,804
                                                    ----------------   ----------------   ---------------   ----------------

(LOSS)/INCOME FROM OPERATIONS                              (491,712)        (3,835,356)          974,561          1,341,182
                                                    ----------------   ----------------   ---------------   ----------------

OTHER INCOME/(EXPENSE):
    Interest income                                           2,888             22,537                 -                  -
    Interest expense                                         (9,872)           (77,000)          (23,563)           (16,532)
    Government grant income                                       -                  -            69,067             55,200
    Other income                                                  -                  -            30,987             24,449
                                                    ----------------   ----------------   ---------------   ----------------
    Total other (expense)/income                             (6,984)           (54,463)           76,491             63,117
                                                    ----------------   ----------------   ---------------   ----------------

(LOSS)/INCOME BEFORE INCOME TAXES                          (498,696)        (3,889,819)        1,051,052          1,404,299
Income taxes credit/(expense)                                63,291            493,666          (263,238)          (164,688)
                                                    ----------------   ----------------   ---------------   ----------------
(LOSS)/INCOME BEFORE MINORITY INTEREST                     (435,405)        (3,396,153)          787,814          1,239,611
Minority interest                                             8,610             67,159             7,190             30,570
                                                    ----------------   ----------------   ---------------   ----------------
NET (LOSS)/INCOME                                   $      (426,795)   $    (3,328,994)   $      795,004    $     1,270,181
                                                    ================   ================   ===============   ================

Other comprehensive income/(loss):
  - Foreign currency translation adjustment                   1,298             10,130            (1,156)            (2,427)
                                                    ----------------   ----------------   ---------------   ----------------

COMPREHENSIVE (LOSS)/INCOME                         $      (425,497)   $    (3,318,864)   $      793,848    $     1,267,754
                                                    ================   ================   ===============   ================

          See accompanying notes to consolidated financial statements.

                             TITANIUM GROUP LIMITED
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
                     FOR THE YEARS ENDED DECEMBER 31, 2006,
    2005 AND 2004 (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"),
                             EXCEPT PER SHARE DATA)

                                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                               2006               2006              2005               2004
                                                                US$                HK$               HK$                HK$
Net (loss)/ income per share
   Basic                                            $        (0.009)   $        (0.067)   $        0.016    $         0.027
                                                    ================   ================   ===============   ================
   Diluted                                          $        (0.009)   $        (0.067)   $        0.016    $         0.027
                                                    ================   ================   ===============   ================

Weighted average number of shares outstanding
   Basic                                                 50,000,000          50,000,000       48,250,000         47,000,000
                                                    ================   ================   ===============   ================
   Diluted                                               50,000,000          50,000,000       48,250,000         47,000,000
                                                    ================   ================   ===============   ================

































          See accompanying notes to consolidated financial statements.

                             TITANIUM GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))

                                   Common stock                                                       Retained
                                                              Additional          Accumulated        earnings/
                                                                 paid-in        comprehensive     (accumulated            Total
                         No. of shares           Amount          capital        income/(loss)        deficits)           equity
                         -------------           ------          -------        -------------        ---------           ------

At January 1, 2004          47,000,000     $    390,000    $           -    $           (901)   $    (243,002)   $     146,097

Foreign currency
  translation adjustment             -                -                -              (2,427)               -           (2,427)
Net income for the year              -                -                -                   -        1,270,181        1,270,181
                         --------------   --------------   --------------   -----------------   --------------   --------------

At December 31, 2004        47,000,000          390,000                -              (3,328)       1,027,179        1,413,851

Private placement of
  common stock, net          3,000,000          234,000        3,801,915                   -                -        4,035,915
Forgiveness of
  shareholders' loan                 -                -        1,960,882                   -                -        1,960,882
Par value
  reclassification                   -        3,276,000       (3,276,000)                  -                -                -
Foreign currency
  translation adjustment             -                -                -              (1,156)               -           (1,156)
Net income for the year              -                -                -                   -          795,004          795,004
                         --------------   --------------   --------------   -----------------   --------------   --------------

At December 31, 2005        50,000,000        3,900,000        2,486,797              (4,484)       1,822,183        8,204,496

Fair value of employee
  stock options                      -                -        2,188,409                   -                -        2,188,409
Foreign currency
  translation adjustment             -                -                -              10,130                -           10,130
Net loss for the year                -                -                -                   -       (3,328,994)      (3,328,994)
                         --------------   --------------   --------------   -----------------   --------------   --------------

At December 31, 2006        50,000,000    $   3,900,000    $   4,675,206    $          5,646    $  (1,506,811)   $   7,074,041
                         ==============   ==============   ==============   =================   ==============   ==============



          See accompanying notes to consolidated financial statements.

                             TITANIUM GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    2006             2006            2005             2004
                                                                     US$              HK$             HK$              HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)/income                                         $    (426,795)   $  (3,328,994)  $     795,004    $   1,270,181
Adjustments to reconcile net (loss)/income to net
  cash provided by/(used for) operating activities:
   Depreciation and amortization                                158,843        1,238,979         576,825          269,316
   Allowances for doubtful accounts                              57,300          446,942               -                -
   Minority interest in earnings of subsidiaries                 (8,610)         (67,159)         (7,190)         (30,570)
   Stock-based compensation                                     280,565        2,188,409               -                -
   Loss on disposals of long term assets                              -                -          29,144                -
(Increase)/decrease in operating assets:
   Accounts receivable from a related party                           -                -           1,048             (780)
   Accounts receivable, net                                     (59,432)        (463,576)     (3,275,164)        (233,957)
   Amount due from related parties                                    -                -               -         (600,355)
   Inventories                                                     (181)          (1,419)        (48,784)         (20,953)
   Deposits and other receivables                               102,794          801,794      (1,032,672)         (63,609)
   Deferred tax assets                                          (38,513)        (300,401)              -                -
Increase/(decrease) in operating liabilities:
   Amount due to related parties                                      -                -       1,378,770          280,712
   Accounts payable                                             370,447        2,889,487        (193,880)         (80,708)
   Deferred revenue                                              37,318          291,084        (263,662)        (263,662)
   Income taxes payable                                         (68,648)        (535,457)        280,655          121,654
   Deferred tax liabilities                                           -                -         (41,571)          17,299
                                                          --------------   --------------  --------------   --------------
Net cash provided by/(used for) operating activities            405,088        3,159,689      (1,801,477)         664,568
                                                          --------------   --------------  --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of plant and equipment                             (368,650)      (2,875,473)       (783,741)        (121,865)
   Capitalization of software development costs                (231,751)      (1,807,657)       (927,752)        (914,524)
                                                          --------------   --------------  --------------   --------------
Net cash used for investing activities                         (600,401)      (4,683,130)     (1,711,493)      (1,036,389)
                                                          --------------   --------------  --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long term bank loan                                  -                -         (16,667)        (200,000)
   Proceeds from shareholders' loan                                   -                -               -          500,000
   Net increase/(decrease) in bank overdraft                     26,303          205,162       1,444,012         (148,414)
   Net proceeds from private placement                                -                -       4,035,915                -
                                                          --------------   --------------  --------------   --------------
Net cash provided by financing activities                        26,303          205,162       5,463,260          151,586
                                                          --------------   --------------  --------------   --------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                           1,298           10,130          (1,156)          (2,427)
                                                          --------------   --------------  --------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (167,712)      (1,308,149)      1,949,134         (222,662)


          See accompanying notes to consolidated financial statements.

                             TITANIUM GROUP LIMITED
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                      FOR THE YEAR ENDED DECEMBER 31, 2006
           (ORIGINAL CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    2006             2006            2005             2004
                                                                     US$              HK$             HK$              HK$

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    317,010        2,472,677         523,543          746,205
                                                          --------------   --------------  --------------   --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $     149,298    $   1,164,528   $   2,472,677    $     523,543
                                                          ==============   ==============  ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid for interest expenses                          $       9,872    $      77,000   $      23,563    $      16,532
                                                          ==============   ==============  ==============   ==============
 Cash paid for income taxes                               $      43,871    $     342,192   $      23,971    $      25,735
                                                          ==============   ==============  ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Comprehensive income/(loss)                               $       1,298    $      10,130   $      (1,156)   $      (2,427)
                                                          ==============   ==============  ==============   ==============
Forgiveness of amount due to related parties and
  shareholders' loan                                      $           -    $           -   $   1,960,882    $           -
                                                          ==============   ==============  ==============   ==============
Netting off between the amount due from related
  parties with the amount due to related parties          $           -    $           -   $   1,048,685    $     360,000
                                                          ==============   ==============  ==============   ==============






















          See accompanying notes to consolidated financial statements.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


1.    ORGANIZATION AND BUSINESS BACKGROUND

      Titanium Group Limited (the "Company") was incorporated as an International Business Company with limited liability in the British Virgin Islands ("BVI") under the International Business Companies Act, Cap 291 of the British Virgin Islands on May 17, 2004. The Company, through its subsidiary companies, Titanium Technology Limited and Titanium
      Technology (Shenzhen) Co., Limited, mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

      Facial based biometric identification and security projects are made up of two elements, the biometric products and professional services. The biometric products consist of 3 major proprietary software products 1) Ti-Face, the face recognition engine, 2) ProAccess, a facial based biometric authentication system and 3) ProFacer, a facial based biometric integrated surveillance system. These software products are always bundled with other outside purchased identification and security hardware products, including workstations and live-scan devices, to sell to customers. The professional services include the design, development and integration services of biometric identification and security solutions to customers using the products.

      Titanium Technology Limited also provides other professional services and technical support services to its customers, including information security consulting, remote monitoring system consulting and security audit consulting services.

      The Company and subsidiaries are hereinafter collectively referred to as the "Group".

      Details of the Company's subsidiaries as at December 31, 2006 are described below:

                                  Place of                                          Particulars of
                                  incorporation            Principal activities     issued/                  Effective
                                  and kind of legal        and place of             registered share         interest
       Name                       entity                   operation                capital                  Held
       ----                       ------                   ---------                -------                  ----
       Titanium Technology        Hong Kong, company       Sales and marketing      30,000 ordinary          100%
       Limited                    with limited             of biometric             shares of HK$1 each
       ("TTLHK")                  liability                identification and
                                                           security products and    HK$30,000 (US$3,846)
                                                           services

       Titanium Technology        The People's Republic    Development of           Registered capital       92%
       (Shenzhen) Co., Limited    of China (the "PRC"),    biometric technology
       ("TTLSZ")                  company with limited     and new products         HK$1,000,000
                                  liability                development


                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      o    Basis of presentation

      These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

      o    Basis of consolidation

      The interest of the Company in the operating subsidiaries was acquired by means of exchange for shares in the Company pursuant to a share exchange agreement on June 20, 2005. The transaction is considered to be transfer between entities under common control, within the meaning of US GAAP. Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at their "fair value" at the date of their original acquisition and have been included in the foregoing financial statements as of the beginning of the periods presented.

      The consolidated financial statements include the financial statements of the Company and its subsidiaries, TTLHK and TTLSZ.

      All significant inter-company balances and transactions within the Group have been eliminated on consolidation.

      o    Use of estimates

      In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

      o    Cash and cash equivalents

      Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      o    Accounts receivable

      Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Group's best estimate of the amount of probable credit losses in the Group's existing accounts receivable. The Group determines the allowance based on historical write-off experience of the Group. The Group reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2005 and 2006, the Group recorded the allowances for doubtful accounts in the amount of HK$Nil and HK$446,942, respectively.

      o    Inventories

      Inventories are stated at lower of cost or market value. Cost is determined using the first-in-first-out method for all inventories. Inventories consist of computer accessories purchased from various suppliers.

      o    Plant and equipment, net

      Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

                                                                    DEPRECIABLE LIFE            RESIDUAL VALUE
      Computer hardware and software                                     5 years                      Nil
      Furniture, fixtures and office equipment                           5 years                      5%
      Moulds                                                             5 years                      Nil
      Leasehold improvements                                   The shorter of their useful            Nil
                                                              lives or over the lease terms

      Expenditure for maintenance and repairs is expensed as incurred.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      o    Intangible assets / Software development costs

      Intangible assets consist of 1) the software licenses costs and patent costs paid to third parties and 2) the capitalized software development costs. The Group reviews software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 86 "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. The Group capitalized HK$848,034, HK$910,536 and HK$1,799,771 for the years ended December 31, 2004, 2005 and 2006, respectively, for projects ProAccess and ProFacer. For a detailed breakdown of the intangible assets please refer to Note 6.

      The Group received government funding in the amounts of HK$1,174,345, HK$756,723 and HK$204,296 for the years ended December 31, 2004, 2005 and 2006 respectively. This funding income was offset to software-development costs incurred prior to the beginning of the capitalization period.
      According to paragraph 73 of SOP 97-2, if capitalization of the software-development costs commences pursuant to SFAS No. 86, any income from the funding party under a funded software-development arrangement should be credited first to the development costs prior to capitalization. The following table illustrates the movement of the capitalized software development costs:

                                                            As of December 31,
                                                           2006             2005
                                                            HK$              HK$

      Software development costs                     2,004,067        1,667,259
      Grant income                                    (204,296)        (756,723)
                                                  -------------   --------------

      Capitalized development costs                  1,799,771          910,536
                                                  =============   ==============

                                                      ESTIMATED USEFUL LIFE
      Product development costs                              5 years
      Patent and license right registration fee             20 years

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      Grant income represents subsidy from the Government of the Hong Kong Special Administrative Region ("HKSAR") for assisting the Group in development of products of innovative nature. The products developed under this subsidy plan include ProAccess and ProFacer. Pursuant to the agreements made between the Group and HKSAR, HKSAR is required to provide funding to the Group for product development. The funding is made available to the Group in accordance with the milestones as established by the Group and is subject to a ceiling of HK$2,000,000. The Group is not required to repay the Government grant. However, the Group is required to contribute approximately 50% of the overall project cost in accordance with the grant agreement. Upon completion of the project, the Group tenders to the Government its pro rata share of the residual funds remaining in the project account. In addition the Group is obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to the Group. The royalty fee paid by the Group for the years ended December 31, 2004, 2005 and 2006 amounted to HK$34,532, HK$48,092 and HK$55,705 respectively.

      The Group is entitled to retain ownership of the intellectual property resulting from the project.

      o    Impairment of long-lived assets

      In accordance with SFAS Statement No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", long-lived assets, such as plant, and equipment and intangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Intangible assets are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit.

      o    Deferred revenue

      Deferred revenue consists primarily of payments received in advance of revenue recognition from maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      o    Revenue recognition

      The Group generates revenues principally from contracts for facial based biometric identification and security projects, which typically include outside purchased workstations and live-scans devices, bundled with the Group's proprietary software. In all cases, the customers are granted a license to use the software in perpetuity so long as the software is installed on the hardware for which it was originally intended. The contract price of the Group's facial based biometric identification and security projects generally includes twelve months free post-contract customer support (details see Note 18). The Group also generates revenues from services performed under fixed-price and time-and-material agreements. To a lesser extent, the Group also generates revenues from sales of its proprietary biometrics products and re-sales of products sourced from outside third parties. The Group classifies the revenues generated by these activities as either project products revenue, project services revenue or maintenance services revenue. Maintenance services are what the customer purchases if support and software upgrades are desired after the free twelve months period.

      The Group applies the provisions of Statement of Position ("SOP") 97-2, "SOFTWARE REVENUE RECOGNITION," as amended by SOP 98-9, "MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS." For arrangements that require significant production, modification, or customization of software, the Group applies the provisions of Accounting Research Bulletin ("ARB") No. 45, "LONG-TERM CONSTRUCTION-TYPE CONTRACTS," and SOP 81-1, "ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS." The Group also considers the guidance of the Emerging Issues Task Force ("EITF") Topic 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES" with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period. Material differences may result in the amount and timing of the Group's revenue for any period if actual results differ from management's judgments or estimates.

      (1)    Products revenue

      The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance are generally categorized into one of the following:

             FACIAL BASED BIOMETRIC IDENTIFICATION AND SECURITY PROJECTS THAT DO NOT REQUIRE SIGNIFICANT MODIFICATION OR CUSTOMIZATION OF THE GROUP'S SOFTWARE
             Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which the Group has vendor-specific objective evidence of fair value ("VSOE"), is recognized upon installation and receipt of written acceptance of the project by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition have been met. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


             To date the Group has not made an allocation of contract revenue to separate accounting units since all of the products are delivered simultaneously and no deferral of revenue would result.

             FACIAL BASED BIOMETRIC IDENTIFICATION AND SECURITY PROJECTS THAT REQUIRE SIGNIFICANT MODIFICATION OR CUSTOMIZATION OF THE GROUP'S
             SOFTWARE:
             Revenue associated with these arrangements is recognized using the percentage of completion method as described by SOP 81-1. The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period.

             SELF-DEVELOPED SOFTWARE PRODUCTS SALES AND RE-SALE OF PURCHASED THIRD PARTIES PRODUCTS:
             Revenue associated with the sale of these products, excluding maintenance when applicable, is recognized upon shipment to the customer. The amount of these revenues has historically not been significant.

      (2)    Services revenue

      Services revenue is primarily derived from computer engineering services, system design, consulting and integration and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time and materials basis. The majority of the Group's professional services are performed under time-and-materials arrangements. Revenue from such services is recognized as the services are provided.

      (3)    Maintenance services revenue

      Maintenance services revenue consists of fees for providing technical support and software updates, primarily to customers purchasing the primary products. The Group recognizes all maintenance revenue ratably over the applicable maintenance period. The Group determines the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the arrangement.

      (4)    Interest income

      Interest income is recognized on a time apportionment  basis,  taking into
      account  the  principal   amounts   outstanding  and  the  interest  rates
      applicable.

      (5)    Revenue recognition criteria

      The Group recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and VSOE of the fair value of any undelivered element exists. A discussion about these revenue recognition criteria and their applicability to the Group's transactions as follows:

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      PERSUASIVE EVIDENCE OF AN ARRANGEMENT: The Group uses either contracts signed by both the customer and the Group or written purchase orders issued by the customer that legally bind the Group and the customer as evidence of an arrangement.

      PRODUCT DELIVERY: The Group deems delivery to have occurred when the products are installed and, when required under the terms of the arrangement, when accepted by the customer. Delivery of other re-sale products are recognized as revenue when products are shipped and title and risk of ownership has passed to the buyer.

      FIXED OR DETERMINABLE FEE: The Group considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within its normal established practices. If the fee is not fixed or determinable, the Group recognizes the revenue as amounts become due and payable.

      COLLECTION IS DEEMED PROBABLE: The Group conducts a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer. Collection is deemed probable if the Group expects that the customer will pay amounts under the arrangement as payments become due.

      (6)    Sales to authorized distributors

      The Group also uses authorized distributors to sell certain of its products and only the authorized distributors are allowed to resell those products. The Group requires the authorized distributors to purchase the products and then sell through the authorized distributors' own distribution channel to the end customers. From the Group's perspective, the authorized distributors are the ordinary customers and the only preferential treatment to them is that the sales prices to distributors have been predetermined in accordance with the distribution agreements, and are approximately 30% to 40% off the recommended retail prices. Once the products are delivered and the distributor has accepted the products, the Group bills the distributor and the distributor is obligated to settle the bill accordingly within the credit period granted. There is no right of return or other incentives given to the distributors. The Group is not required to provide training to authorized distributors.

      o      Research and development costs

      Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Group incurred HK$Nil, HK$190,100 and HK$750,000 of such costs for the years ended December 31, 2004, 2005 and 2006 respectively.

      o      Advertising costs

      The Group expenses advertising costs are accounted for in accordance with SOP 93-7, "REPORTING FOR ADVERTISING COSTS". Advertising expenses of HK$63,143, HK$103,749 and HK$26,988 were incurred for the years ended December 31, 2004, 2005 and 2006 respectively.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      o      Income taxes

      The Group accounts for income tax using SFAS No. 109 "ACCOUNTING FOR INCOME TAXES", which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. For details please refer to Note 11.

      o      Segment reporting

      SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" establishes standards for reporting information about operating segments on a basis consistent with the Group's internal organization structure as well as information about geographical areas, business segments and major customers in these financial statements. The Group operates in one principal business segment.

      o      Comprehensive income

      Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders' equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

      o      Foreign currency translation

      The Group's functional currency is the Hong Kong dollar because the majority of the Group's revenues, capital expenditures and operating and borrowing costs are either denominated in Hong Kong dollars or linked to the Hong Kong dollar exchange rate. Accordingly, transactions and balances not already measured in Hong Kong dollars (primarily transactions involving the United States dollar and the Renminbi Yuan ("RMB")) have been re-measured into Hong Kong dollars in accordance with the relevant provisions of SFAS No. 52, "FOREIGN CURRENCY TRANSLATION". The objective of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been kept in Hong Kong dollars. The exchange rate adopted throughout the consolidated financial statements where US dollars are presented was US$1 / HK$7.8.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      Cash, receivables, payables, and loans are considered monetary assets and liabilities and have been translated using the exchange rate as of the balance sheet dates. Non-monetary assets and liabilities, including non-current assets and stockholders' equity, are stated at their actual dollar cost or are restated from their historic cost, by applying the historical exchange rate as monthly average exchange rates to underlying transactions.

      o      Net (loss)/income per share

      The Group calculates net (loss)/income per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic net (loss)/income per share is computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding for the period. Diluted net
      (loss)/income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the year ended December 31, 2005, warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the sale of common stock (see
      Note 8) were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period. For the year ended December 31, 2006, share options granted to employees and non-employees (see Note 10) are excluded from the computation of diluted net loss per share as the stock options were anti-dilutive.

      o      Equity-based compensation

      The Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" beginning at its inception. Effective from January 1, 2006, the Company adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled.

      Under SFAS 123(R), the Company applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors. For the year ended December 31, 2006, the Company granted
      4,635,000 options to its employees and directors. Options are measured based on the fair market value of the underlying awards at the date of grant. The Company recognizes the relevant share-based compensation expenses on a straight-line basis over the vesting period.

      Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards. Please see Note 10 for details.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      o      Retirement plan costs

      Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

      o      Fair value of financial instruments

      The carrying value of the Group's financial instruments, which include cash and cash equivalents, accounts receivables, deposits and other receivables, bank overdraft, deferred revenue, other payables and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

      o      Related parties

      For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Group and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

      All material related party transactions have been disclosed in Note 12 to these financial statements.

      o      Recently issued accounting standards

      In May 2005, the FASB issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS" ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20, "ACCOUNTING CHANGES" and SFAS No. 3, "REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS--AN AMENDMENT OF APB OPINION NO. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Group's financial position or results of operations.

      In September 2005, the FASB's Emerging Issues Task Force ("EITF") reached a final consensus on Issue 04-13, "ACCOUNTING FOR PURCHASES AND SALES OF INVENTORY WITH THE SAME COUNTERPARTY" ("EITF 04-13"). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, "Accounting for Nonmonetary Transactions", when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Group does not anticipate that the adoption of this statement will have a material effect on the Group's financial position or results of operations.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS 133 AND 140", which is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to
      bifurcated,   if  the   holder   elects   to   account   for   the   whole
      instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Group does not anticipate that the adoption of this statement will have a material effect on the Group's financial position or results of operations.

      In July 2006, the FASB issued FIN 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Group recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Group on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Group is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

      In September 2006, the SEC released SAB No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Group in the current fiscal year ended December 31, 2006. The Group is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows nor results of operations.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, "FAIR VALUE MEASUREMENTS" ("SFAS 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Group starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Group is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


3.    ACCOUNTS RECEIVABLE, NET

                                                      As of December 31,
                                                         2006              2005
                                                          HK$               HK$

      Accounts receivable, trade                   5,175,590          4,712,014

      Less: allowances for doubtful accounts        (446,942)                 -
                                                -------------    ---------------

      Accounts receivable, net                     4,728,648          4,712,014
                                                =============    ===============

      For the years ended December 31, 2004, 2005 and 2006, the Group provided the allowances for doubtful accounts of HK$Nil, HK$Nil and HK$446,942, respectively.


4.    DEPOSITS AND OTHER RECEIVABLES

                                                     As of December 31,
                                                        2006               2005
                                                         HK$                HK$

      Deposits paid                                        -            967,118
      Sundry debtors                                 104,755              1,932
      Prepayments                                     92,744             30,243
      Rental and utility deposits                    144,848            144,848
                                                -------------    ---------------

      Deposits and other receivables                 342,347          1,144,141
                                                =============    ===============

      The deposits paid represented the trade deposits paid to certain vendors in the PRC for the manufacture of hardware products.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


5.    PLANT AND EQUIPMENT, NET

      Plant and equipment consist of the following:

                                                         As of December 31,
                                                            2006            2005
                                                             HK$             HK$

      Computer hardware and software                  1,357,818         234,026
      Furniture, fixtures and office equipment          865,317          78,426
      Moulds                                            935,000               -
      Leasehold improvements                            781,900         752,110
                                                  --------------   -------------

                                                      3,940,035       1,064,562
      Less: accumulated depreciation                   (994,971)       (328,923)
                                                  --------------   -------------

      Plant and equipment, net                        2,945,064         735,639
                                                  ==============   =============

      Depreciation expenses for the years ended December 31, 2004, 2005 and 2006 were HK$69,417, HK$193,957 and HK$666,048, respectively.


6.    INTANGIBLE ASSETS, NET

                                                         As of December 31,
                                                            2006            2005
                                                             HK$             HK$

      Product development costs                       3,679,199       1,879,428
      Patent and license right registration fee         147,522         139,636
                                                  --------------   -------------

                                                      3,826,721       2,019,064
      Less accumulated amortization                  (1,184,666)       (611,735)
                                                  --------------   -------------

      Intangible assets, net                          2,642,055       1,407,329
                                                  ==============   =============

      The amortization of the intangible assets is calculated on a straight-line basis over their expected useful lives and charged to the consolidated statements of operations. Amortization expenses for the years ended December 31, 2004, 2005 and 2006 were HK$199,899, HK$382,868 and
      HK$572,931, respectively.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


7.    BANK OVERDRAFT

      The amount of the overdraft as of December 31, 2005 and 2006 was HK$1,506,862 and HK$1,712,024 respectively. The average month end amount of the overdraft for the year ended December 31, 2005 and 2006 was HK$841,596 and HK$1,243,865 respectively. The bank overdraft is subject to an interest rate of 1.5% per annum over the Hong Kong Prime Rate (8% and 8% at December 31, 2005 and 2006 respectively) or 2% per annum over the overnight HIBOR (6.32% and 4.0625% at December 31, 2005 and 2006 respectively), whichever is higher. The interest rate being charged on the bank overdraft as of December 31, 2005 and 2006 was 9.5% and 9.5% per annum respectively. The weighted average interest rate for the year ended December 31, 2005 and 2006 was 8.5% and 9.65% respectively. The Group's subsidiary, TTLHK incurred interest expense on this overdraft facility of HK$22,188 and HK$77,000 for the years ended December 31, 2005 and 2006. The overdraft facility is reviewed by the bank on a monthly basis and is subject to cancellation at the discretion of the bank. TTLHK is required to deposit payments of accounts receivable in the account to which the overdraft applies. The overdraft facility is secured by all of the assets of TTLHK and is personally guaranteed by the directors of TTLHK. There is an annual facility fee of HK$7,500.


8.    COMMON STOCK

      At the time of incorporation, the Company's authorized capital was 1,000,000 shares of common stock, par value US$0.05 (HK$0.390). On June 20, 2005, the authorized capital was changed to 100,000,000 shares of common stock, par value US$0.01 (HK$0.078).

      Pursuant to a share exchange agreement dated June 22, 2005, the Company issued 47,000,000 shares in exchange for the then outstanding shares of TTLHK and TTSL. They then became wholly owned subsidiaries of the Company.

      On September 30, 2005, certain shareholders agreed to forgive loans made to the Group through that date. The amount of the forgiveness (net of loans made to the shareholders) was contributed to the capital of the Group and aggregated HK$1,106,393.

      During the year ended December 31, 2005, the Company sold 3,000,000 shares of common stock at US$0.20 (HK$1.560) per share through a private placement and received aggregate gross proceeds of HK$4,680,000. Expenses of the offering were approximately HK$644,085, leaving a net proceeds of HK$4,035,915. In addition, the Company issued 3,000,000 common stock purchase warrants to the investors. Each common stock purchase warrant entitles the investor to purchase one share of common stock at an exercise price of US$0.50 (HK$3.900) per share through June 30, 2008. The Group has determined that the fair value of the warrants at their issue date is not a material amount.

      A reclassification of HK$3,276,000 was made to common stock and additional paid in capital to agree the cumulative amounts paid to the common stock's par value.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


9.    NET (LOSS)/INCOME PER SHARE

      Basic net (loss)/income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net
      (loss)/income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

      The following  table sets forth the  computation  of basic and diluted net
      (loss)/income per share for the year indicated:

                                                                                   Year ended December 31,
                                                                             2006           2005             2004
                                                                              HK$            HK$              HK$
      Basic and diluted net (loss) /income per share calculation
      Numerator:

      Net (loss)/income in computing basic net
      (loss)/income per share                                         (3,328,994)        795,004        1,270,181

      Denominator:
      Weighted average ordinary shares outstanding                    50,000,000      48,250,000       47,000,000

      Basic and diluted net (loss)/income per share                $      (0.067)  $       0.016    $       0.027
                                                                   ==============  ==============   ==============

      For the year ended December 31, 2006 in which the Group had a net loss, stock options granted to employees and non-employees would have been anti-dilutive and excluded from the computation of diluted losses per share.


10.   STOCK-BASED COMPENSATION

      On November 22, 2005, the Company approved a Stock Option Plan (the "Plan") under which directors, officers, employees and consultants of the Group are eligible to receive grants of options for the Company's common stock. The plan has a life of ten (10) years and expires on November 22, 2015. A maximum of 5,000,000 common shares have been reserved under the Plan. Each stock option entitles its holder to purchase one common share of the Company. Options would be granted for a term not exceeding ten (10) years from the date of grant. The board of directors will determine the exercise price for each option at the time the options is granted. The exercise price for shares will be no less than 100% of the fair value of the common stock at the date such options is granted. The board will also determine when options become exercisable.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      On July 1, 2006, the Company authorized to grant 1,435,000 options to the employees and 3,200,000 options to directors, officers and consultants of the Group, respectively with an exercise price of US$0.20 (HK$1.56) per share, being the fair market value at the time of the grant. These options will become vested in different periods from 6 months to 12 months from the grant date depending upon the optionee and all of these options have a life of five (5) years from the grant date.

      A summary of option plan activity for the year ended December 31, 2006 is presented below:

                                                                     Number of     Weighted average
                                                                       options       exercise price
                                                             -----------------   ------------------
      Options outstanding as of January 1, 2006                             -    US$             -
      Granted in July 2006                                          4,635,000                 0.20
      Forfeited                                                       (10,000)                0.20
                                                             -----------------   ------------------
      Options outstanding as of December 31, 2006                   4,625,000    US$          0.20
                                                             =================   ==================

      Options exercisable as of December 31, 2006                           -                    -
                                                             =================   ==================

      The Company charged HK$2,188,407 (US$280,565) of stock-based compensation to operations for the year ended December 31, 2006 by applying the fair value method in accordance with SFAS No. 123.

      The Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" using the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during 2006 was US$0.09 (HK$0.702) per share. Weighted average assumptions used in the valuation for the year ended December 31, 2006 are summarized below:

      Risk free interest rate (%)                                       5.04
      Dividend yield (%)                                                   0
      Expected life of option grants (years)                            2.13
      Expected volatility of option grants (%)                          72.4

      As of December 31, 2006, there was US$118,939 (HK$927,724) of total unrecognized compensation cost related to non-vested stock options. These costs are expected to be recognized over the remaining vesting period of
      0.47 years.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


11.   INCOME TAXES

      The Company is registered in the BVI and has operations in 2 tax jurisdictions in Hong Kong and the PRC.

      The Company generated substantially all of its net income from its Hong Kong operation for the years ended December 31, 2006, 2005 and 2004, and the Company has recorded income tax provisions for these years.

      Income taxes consist of the following:

                                                                                 Year ended December 31,
                                                                         2006             2005              2004
                                                                          HK$              HK$               HK$
      Current tax (credit)/expense                                  (193,265)         304,809           147,389
      Deferred tax                                                  (300,401)         (41,571)           17,299
                                                             ----------------  ---------------   ---------------

      Income taxes (credit)/expense                                 (493,666)         263,238           164,688
                                                             ================  ===============   ===============

      The components of (loss)/income before income taxes are as follows:

                                                                                 Year ended December 31,
                                                                        2006              2005               2004
                                                                         HK$               HK$                HK$
      Loss subject to BVI                                        (2,348,706)         (987,760)                 -
      (Loss)/income subject to Hong Kong                           (551,660)        2,326,412          1,786,427
      Loss subject to the PRC                                      (989,453)         (287,600)          (382,128)
                                                             ---------------   ---------------   ----------------

      (Loss)/income before income taxes                          (3,889,819)        1,051,052          1,404,299
                                                             ===============   ===============   ================

      Income tax (credit)/expenses applicable to Hong
        Kong operation                                             (493,666)          263,238            164,688
                                                             ===============   ===============   ================


      BRITISH VIRGIN ISLAND

      Under the current BVI law, the Company is not subject to tax on income.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      HONG KONG

      As of December 31, 2006, the Group's Hong Kong subsidiary, TTLHK generated approximately HK$457,857 of net operating income. The provision for income taxes of TLLHK has been calculated by applying the current rate of taxation of 17.5% for 2004 to 2006 to the estimated taxable income earned in or derived from Hong Kong during the period, if applicable. Deferred tax, where applicable, is provided under the liability method at the rate of 17.5% for 2004 to 2006, being the effective Hong Kong statutory income tax rate applicable to the ensuing financial year, on the difference between the financial statement and income tax bases of measuring assets and liabilities.

      The following table sets forth reconciliation between statutory income tax and the effective tax rate for Hong Kong operation for the periods presented:

                                                                                   Year ended December 31,
                                                                         2006             2005             2004
                                                                          HK$              HK$              HK$
      Income before income taxes                                    (551,660)       2,326,412        1,786,427
      Statutory income tax rate                                         17.5%            17.5%            17.5%
                                                               --------------   --------------   --------------
      Income tax at Hong Kong tax rate on income before
        income taxes                                                 (96,541)         407,122          312,625
      Income not taxable for tax purposes:
      - Interest income                                               (3,900)          (5,423)             (18)
      Expenses not deductible for tax purposes
      - Non-deductible donations                                           -            3,381            1,768
      - Loss on disposal of plant and equipment                            -            5,100                -
      - Difference between book and tax depreciation                  16,012               97           (5,652)
      - Capitalization of product development costs                 (215,972)         (93,564)        (114,495)
      - Over provision in prior year                                (193,265)               -                -
      - Others                                                             -          (53,475)         (29,540)
                                                               --------------   --------------   --------------

      Actual income tax (credit) expenses                           (493,666)         263,238          164,688
                                                               ==============   ==============   ==============

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      The following table sets forth the significant components of the net deferred tax assets for Hong Kong operation as of December 31, 2006, 2005 and 2004:

                                                                               Year ended December 31,
                                                                         2006             2005             2004
                                                                          HK$              HK$              HK$
      Deferred tax assets:
      Plant and equipment                                           (325,748)          16,012           21,208
      Allowances for doubtful accounts                                51,970                -                -
      Tax losses                                                     574,179                -                -
      Less: valuation allowance                                            -          (16,012)         (21,208)
                                                               --------------   --------------   --------------

      Net deferred tax assets                                        300,401                -                -
                                                               ==============   ==============   ==============

      THE PRC

      The Group's subsidiary, TTLSZ is registered and operates in Shenzhen, the PRC and is recognized as "Manufacturing Enterprise Located in Special Economic Zone". As a result, TTLSZ is entitled to Enterprise Income Taxes ("EIT") at a preferential tax rate of 15%. TTLSZ is currently exempted from any EIT due to cumulative tax losses.

      As of December 31, 2006, TTLSZ generated approximately HK$2,187,193 of cumulative tax losses which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the PRC subsidiary at December 31, 2006 consists mainly of tax losses and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table sets forth the significant components of the net deferred tax assets for the PRC operation as of December 31, 2006, 2005 and 2004:

                                                                               Year ended December 31,
                                                                         2006             2005             2004
                                                                          HK$              HK$              HK$
      Tax losses                                                     328,079          179,661          136,521
      Less: valuation allowance                                     (328,079)        (179,661)        (136,521)
                                                               --------------   --------------   --------------

      Net deferred tax assets                                              -                -                -
                                                               ==============   ==============   ==============

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


12.   RELATED PARTY TRANSACTIONS

                                                                               Year ended December 31,
                                                                         2006             2005             2004
                                                                          HK$              HK$              HK$
      Sales of products to a related company controlled
        by a shareholder of the Group                                       -                -          266,791
                                                               ==============   ==============   ==============

      The products were sold at the fair market value to a related company during 2004.


13.   SEGMENT REPORTING, GEOGRAPHICAL INFORMATION

      The Group considers its business activities to constitute one single segment. The Group's chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group's customers are:

      - Hong Kong, including the government and commercial sectors;
      - The PRC, mainly the government sector;
      - International, mainly casino, retail and commercial sectors.

      An analysis of the Group's revenues and net assets by region are as follows:

                                                             As of December 31,
                                                            2006            2005
                                                             HK$             HK$
      Net assets
      - Hong Kong                                     9,145,507       9,326,720
      - The PRC                                      (2,071,466)     (1,122,224)
                                                  --------------  --------------

                                                      7,074,041       8,204,496
                                                  ==============  ==============

                                                 Year ended December 31,
                                            2006            2005           2004
                                             HK$             HK$            HK$
      Revenue
      - Hong Kong                    17,692,455       7,081,868       5,123,767
      - The PRC                       1,973,516       2,344,574         810,065
      - International                         -       3,915,679         415,420
                                  --------------  --------------  --------------

                                     19,665,971      13,342,121       6,349,252
                                  ==============  ==============  ==============

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


14.   PENSION PLANS

      The Group's subsidiary, TTLHK participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance ("MPF Scheme") for all of its eligible employees in Hong Kong.

      The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by the Group's subsidiary, TTLHK operating in Hong Kong at 5% of the participants' relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of TTLHK's contributions together with accrued returns irrespective of their length of service with TTLHK, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were HK$84,997, HK$105,972 and HK$102,827 for the years ended December 31, 2004, 2005 and 2006 respectively.

      Under the PRC Law, full-time employees of the Group's subsidiary, TTLSZ are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. TTLSZ is required to accrue for these benefits based on certain percentages of the employees' salaries. The total contributions made for such employee benefits were HK$19,274, HK$27,922 and HK$64,294 for the years ended December 31, 2004, 2005 and 2006 respectively.

15.   STATUTORY RESERVES

      Under the PRC Company Law, the Group's subsidiary, TTLSZ is required to make appropriations to three reserves funds, the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of TTLSZ's registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net earnings determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

      As TTLSZ has recorded an operating loss under the PRC GAAP for the year ended December 31, 2006, no appropriation to statutory reserves was made.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


16.   COMMITMENTS AND CONTINGENCIES

      The Group rented offices under non-cancelable operating lease agreements. Based on the current rental lease agreements, the future minimum rental payments required for the coming years are as follows:

                                                                            2006
      Year                                                                   HK$

      2007                                                               455,747
      2008                                                               142,170
                                                                  --------------

                                                                         597,917
                                                                  ==============

      For the years ended December 31, 2004, 2005 and 2006, rental expenses were HK$207,088, HK$262,518 and HK$567,388, respectively.


17.   CONCENTRATIONS AND RISKS

      (a)    MAJOR CUSTOMERS

      The following is a table summarizing the revenues from customers that individually represent greater than 10% of the total revenues for the year ended December 31, 2006 and their outstanding balances as at year-end date:

                                                        Year ended December 31,
                                               2006               2005               2004
                                                HK$                HK$                HK$
      Customer A             (i)          7,581,000                  -                  -
      Customer B             (ii)         2,769,000                  -                  -
      Customer C                                  -          1,755,000                  -
      Customer D                                  -          1,538,642                  -
      Customer E                                  -          1,532,700                  -
      Customer F                                  -          1,606,855            351,662
      Customer G                                  -                  -          1,277,656
      Customer H                                  -             62,400            809,200
      Customer I                                  -                  -            266,791
      Customer J                                  -             42,878             96,888
      Customer K                                  -            364,770            585,158
                                    ----------------  -----------------  -----------------

                                         10,350,000          6,903,245          3,387,355
                                    ================  =================  =================

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


      (i) As of December 31, 2005 and 2006, the balances due to the Group amounted to HK$Nil and HK$Nil.
      (ii) As of December 31, 2005 and 2006, the balances due to the Group amounted to HK$Nil and HK$188,505.

      (b)    MAJOR VENDORS

      The following is a table summarizing the cost of revenue from vendors that individually represent greater than 10% of the total cost of revenue for the year ended December 31, 2006 and their outstanding balances as at year-end date:

                                                        Year ended December 31,
                                               2006               2005               2004
                                                HK$                HK$                HK$

      Vendor A               (i)          4,353,758                 -                   -
      Vendor B               (ii)         4,007,000                 -                   -
      Vendor C               (iii)        1,120,670           168,977           1,648,369
      Vendor D                                    -         1,538,642                   -
                                    ----------------  -----------------  -----------------

                                          9,481,428          1,707,619          1,648,369
                                    ================  =================  =================

      (i) As of December 31, 2005 and 2006, the balances due from the Group amounted to HK$Nil and HK$Nil.
      (ii) As of December 31, 2005 and 2006, the balances due from the Group amounted to HK$Nil and HK$Nil.
      (iii) As of December 31, 2005 and 2006, the balances due from the Group amounted to HK$17,444 and HK$64,280.

      (c)    CREDIT RISK

      Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Group believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Group does not generally require collateral from customers. The Group evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

      (d)    EXCHANGE RISK

      The Group cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))


18.   PRODUCT WARRANTIES AND POST-CONTRACT CUSTOMER SUPPORT

      Under the terms of the contracts, the Group will provide both product warranty and post-contract customer support ("PCS") to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts.

      The Group's standard warranty for its software products generally covers a twelve-month period. The Group has not experienced any material returns where it was under obligation to honor this standard warranty provision. Warranty claims on hardware deficiencies are covered by the particular hardware suppliers. As such, no reserve for product warranty has been provided in the accompanying consolidated balance sheets or reflected in the result of operations for the years ended December 31, 2004, 2005 and 2006.

      The nature of the PCS consists of the provision of a technical support telephone hotline to the customers. As the usage of this hotline is very seldom, the Group did not maintain any specific personnel to operate this hotline. As a result, the cost of the PCS during the free support period is insignificant and no reserve for the cost of PCS is required.