Form 10-Q
period 2007-03-31
Titanium Group LTD
filed 2007-05-14
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------    --------------

                         Commission file number 0-52415

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    50,000,000 SHARES OF COMMON STOCK, $0.01 PAR VALUE, AS OF MARCH 31, 2007

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
 (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"), EXCEPT FOR NUMBER OF SHARES)

                                                                  March 31,              December 31,
                                                    ---------------------------------   ---------------
                                                           2007              2007              2006
                                                            US$               HK$               HK$
ASSETS                                                  (unaudited)       (unaudited)        (audited)
Current assets:
   Cash and cash equivalents                                68,092           531,115         1,164,528
   Accounts receivable, trade                              614,762         4,795,141         4,728,648
   Inventories                                              12,436            96,999            71,156
   Deposits and other receivables                          112,898           880,608           342,347
   Deferred tax assets                                      41,855           326,472           300,401
   Income tax recoverable                                   15,185           118,442           118,442
                                                    ---------------   ---------------   ---------------
Total current assets                                       865,228         6,748,777         6,725,522
                                                    ---------------   ---------------   ---------------

Plant and equipment
   Cost                                                    506,108         3,947,644         3,941,297
   Less: accumulated depreciation                         (155,535)       (1,213,171)         (996,233)
                                                    ---------------   ---------------   ---------------
                                                           350,573         2,734,473         2,945,064
                                                    ---------------   ---------------   ---------------

Intangible assets, net                                     354,940         2,768,535         2,642,055
                                                    ---------------   ---------------   ---------------

TOTAL ASSETS                                             1,570,741        12,251,785        12,312,641
                                                    ===============   ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                          252,645         1,970,628         1,712,024
   Accounts payable                                        504,147         3,932,360         3,302,651
   Short-term bank loan                                     33,747           263,226                 -
   Deferred revenue                                         21,703           169,280           291,084
                                                    ---------------   ---------------   ---------------

TOTAL LIABILITIES                                          812,242         6,335,494         5,305,759
                                                    ---------------   ---------------   ---------------

MINORITY INTEREST                                          (12,664)          (98,783)          (67,159)
                                                    ---------------   ---------------   ---------------
Stockholders' equity:
   Common stock, US$0.01 (HK$0.078)
     par value, 100,000,000 shares
     authorized, 50,000,000 shares issued
     and outstanding                                       500,000         3,900,000         3,900,000
   Additional paid-in capital                              669,002         5,218,219         4,675,206
   Accumulated losses                                     (398,033)       (3,104,660)       (1,506,811)
   Accumulated other comprehensive income                      194             1,515             5,646
                                                    ---------------   ---------------   ---------------
Total stockholders' equity                                 771,163         6,015,074         7,074,041
                                                    ---------------   ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               1,570,741        12,251,785        12,312,641
                                                    ===============   ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
 (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"), EXCEPT FOR NUMBER OF SHARES)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                               ----------------------------------------------------------
                                                                      2007                  2007                2006
                                                                       US$                   HK$                 HK$
REVENUE
   Projects
      Products                                                       184,473            1,438,888            1,983,063
      Services                                                       137,701            1,074,070            1,020,239
                                                               ----------------     ----------------     ----------------
                                                                     322,174            2,512,958            3,003,302
   Maintenance
      Services                                                        15,616              121,804               75,140
                                                               ----------------     ----------------     ----------------
   Total revenue                                                     337,790            2,634,762            3,078,442
                                                               ----------------     ----------------     ----------------

COST OF REVENUE
   Projects
      Cost of products sold                                          121,567              948,223            1,081,681
      Cost of services                                                82,283              641,805              619,537
                                                               ----------------     ----------------     ----------------
                                                                     203,850            1,590,028            1,701,218
   Maintenance
      Cost of services                                                 1,923               15,000                9,100
                                                               ----------------     ----------------     ----------------
   Total cost of sales                                               205,773            1,605,028            1,710,318
                                                               ----------------     ----------------     ----------------
GROSS PROFIT                                                         132,017            1,029,734            1,368,124
                                                               ----------------     ----------------     ----------------

OPERATING EXPENSES
   Selling, general and administrative                               272,895            2,128,581            1,174,083
   Research and development                                                -                    -               94,494
   Stock-based compensation                                           69,617              543,013                    -
                                                               ----------------     ----------------     ----------------
      Total operating expenses                                       342,512            2,671,594            1,268,577
                                                               ----------------     ----------------     ----------------

(LOSS)/INCOME FROM OPERATIONS                                       (210,495)          (1,641,860)              99,547
                                                               ----------------     ----------------     ----------------
OTHER INCOME/(EXPENSE):
   Government grant income                                             3,085               24,066               23,733
   Interest income                                                        50                  388               18,922
   Interest expense                                                   (4,889)             (38,138)             (17,125)
                                                               ----------------     ----------------     ----------------
                                                                      (1,754)             (13,684)              25,530
                                                               ----------------     ----------------     ----------------
(LOSS)/INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST                                                   (212,249)          (1,655,544)             125,077
Income tax benefit (expense)                                           3,342               26,071              (20,800)
                                                               ----------------     ----------------     ----------------

(LOSS)/INCOME BEFORE MINORITY INTEREST                              (208,907)          (1,629,473)             104,277
Minority interest                                                      4,054               31,624              (46,028)
                                                               ----------------     ----------------     ----------------

NET (LOSS)/INCOME                                                   (204,853)          (1,597,849)              58,249
                                                               ================     ================     ================

     See accompanying notes to condensed consolidated financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (CONTINUED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006 (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"), EXCEPT FOR NUMBER OF SHARES)
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                               ----------------------------------------------------------
                                                                      2007                  2007                2006
                                                                       US$                   HK$                 HK$

Net (loss)/income per share
    Basic and diluted                                                 (0.004)              (0.032)               0.001
                                                               ================     ================     ================

Weighted average number of shares outstanding                     50,000,000           50,000,000           50,000,000
                                                               ================     ================     ================
    Basic and diluted

NET (LOSS)/INCOME                                                   (204,853)          (1,597,849)              58,249

Other comprehensive (loss)/income:
    Foreign currency translation (loss)/gain                            (530)              (4,131)               5,404
                                                               ----------------     ----------------     ----------------

COMPREHENSIVE (LOSS)/INCOME                                         (205,383)          (1,601,980)              63,653
                                                               ================     ================     ================





























     See accompanying notes to condensed consolidated financial statements.

                     TITANIUM GROUP LIMITED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
                (CURRENCY EXPRESSED IN HONG KONG DOLLARS ("HK$"))
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                               ----------------------------------------------------------
                                                                      2007                  2007                2006
                                                                       US$                   HK$                 HK$
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)/income                                                    (204,853)          (1,597,849)              58,249
Adjustments to reconcile net (loss)/income to net
cash used for operating activities:
  Depreciation and amortization                                        53,659              418,539              187,299
  Allowances for doubtful accounts                                     51,282              400,000                    -
  Minority interest in earning of subsidiaries                         (4,054)             (31,624)              46,028
  Stock-based compensation                                             69,617              543,013                    -
Changes in assets and liabilities:
  Accounts receivable                                                 (59,807)            (466,493)            (913,410)
  Inventories                                                          (3,313)             (25,843)              24,450
  Deposits and other receivable                                       (69,007)            (538,261)            (569,675)
  Deferred tax assets                                                  (3,342)             (26,071)                   -
  Accounts payable                                                     80,732              629,709              894,176
  Deferred revenue                                                    (15,616)            (121,804)                   -
  Other tax payable                                                         -                    -               50,840
  Income taxes recoverable                                                  -                    -              (17,500)
                                                               ----------------     ----------------     ----------------
Net cash used for operating activities                               (104,702)            (816,684)            (239,543)
                                                               ----------------     ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                        (732)              (5,708)             (89,076)
  Capitalization of software development costs                        (42,143)            (328,720)            (280,977)
                                                               ----------------     ----------------     ----------------
Net cash used for investing activities                                (42,875)            (334,428)            (370,053)
                                                               ----------------     ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term bank loan                                   40,385              315,000                    -
  Repayments of short-term bank loan                                   (6,638)             (51,774)                   -
  Net increase/(decrease) in bank overdraft                            33,154              258,604             (566,191)
                                                               ----------------     ----------------     ----------------
Net cash provided by/(used for) financing activities                   66,901              521,830             (566,191)
                                                               ----------------     ----------------     ----------------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                  (530)              (4,131)               5,404
                                                               ----------------     ----------------     ----------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                               (81,206)            (633,413)          (1,170,383)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        149,298            1,164,528            2,472,677
                                                               ----------------     ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               68,092              531,115            1,302,294
                                                               ================     ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid                                                         4,889               38,138               17,125
                                                               ================     ================     ================
  Income taxes paid                                                         -                    -               17,500
                                                               ================     ================     ================

      See accompanying notes to condensed consolidated financial statements

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

Titanium Group Limited (the "Company" or "TTNUF") was incorporated as an International Business Company with limited liability in the British Virgin Islands ("BVI") under the International Business Companies Act, Cap 291 of the British Virgin Islands on May 17, 2004. The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd. (collectively known as the "Group"). The Group's functional currency is the Hong Kong dollar.


NOTE 2 - BASIS OF PRESENTATION OF FIRST QUARTER PERIOD

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and the requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended March 31, 2007 and 2006 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements presented in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2006.


NOTE 3 - PER SHARE INFORMATION

Basic net (loss)/income per share is computed by dividing net (loss)/income by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss)/income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the period ended March 31, 2007, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

During the three months ended March 31, 2007, the Company did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of March 31, 2007 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

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


NOTE 5 - RECENT PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115" ("SFAS 159"). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES," applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company's financial statements.


NOTE 6 - STOCK BASED COMPENSATION

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

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - STOCK BASED COMPENSATION (Continued)

On July 1, 2006, the Board of Directors authorized to grant 1,435,000 options to the employees and 3,200,000 options to directors, officers and consultants of the Company, respectively with an exercise price of US$0.20 (HK$1.56) per share, being the market price at the time of the grant. These options vest at different periods from 6 moths to 12 months from the date of grant depending upon the optionee and all of these options have a life of five (5) years from the grant date.

                                                   Number of    Weighted average
                                                     options      exercise price
                                               -------------    ----------------
Options outstanding as of December 31, 2006        4,625,000        US$     0.20
Granted                                                    -                   -
Forfeited                                                  -                   -
                                               -------------    ----------------
Options outstanding as of March 31, 2007           4,625,000        US$     0.20
                                               =============    ================

Options exercisable as of March 31, 2007           2,625,000        US$     0.20
                                               =============    ================

                            Number of     Weighted average                           Number of
Range of exercise             options            remaining     Weighted average        options      Weighted average
prices                    outstanding     contractual life       exercise price    exercisable        exercise price
------------------        -----------     ----------------     ----------------    ------------     ----------------
US$ 0.20 - 0.50             4,625,000                 2.13                 0.20      4,625,000                  0.20

As of March 31, 2007, there was US$61,061 (HK$476,276) of total unrecognized compensation cost related to nonvested stock options. That cost is expected to be recognized over a weighted-average period of 0.29 year. The grant date fair value of stock options vested during the three months ended March 31, 2007 is US$0.20 (HK$1.56) per share. No stock option awards vested during the three months ended March 31, 2007.

The Company adopted SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" using the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during the period ended March 31, 2007 was US$0.09 (HK$0.70) per share. Weighted average assumptions used in the valuation for the three months ended March 31, 2007 are summarized below:

Risk free interest rate (%)                                                 5.04
Dividend yield (%)                                                             0
Expected life of option grants (years)                                      2.13
Expected volatility of option grants (%)                                    80.9

The Company charged HK$543,013 (US$69,617) of stock-based compensation to operations for the three months ended March 31, 2007 by applying the fair value method in accordance with SFAS No. 123.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - SHORT TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the directors, with effective interest rate at 7% per annum payable monthly, with principal due January 22, 2008.


NOTE 8 - SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Group's chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group's customers is:

Hong Kong, including the government and commercial sectors; The People's Republic of China ("PRC"), mainly the government sector; International, mainly casino, retail and commercial sectors.

An analysis of the Company's revenues and net assets by region are as follows:

                                      AS OF
                      --------------------------------------
                       March 31, 2007     December 31, 2006
                             HK$                  HK$
Net assets
 - Hong Kong               8,416,592             9,145,507
 - The PRC                (2,401,518)           (2,071,466)
                      ----------------   -------------------

                           6,015,074             7,074,041
                      ================   ===================

                            THREE MONTHS ENDED MARCH 31,
                      --------------------------------------
                             2007                  2006
                              HK$                   HK$
Revenue
 - Hong Kong               2,630,093             1,984,495
 - The PRC                     4,669             1,093,947
                       ---------------   -------------------

                           2,634,762             3,078,442
                       ===============   ===================


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company leased two office premises in Hong Kong and the People's Republic of China under non-cancelable operating lease agreements for a period of two to three years, due June 30, 2008 and August 15, 2007, respectively. The annual aggregate lease payment is HK$136,236.

                             TITANIUM GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10 - SUBSEQUENT EVENT

On April 3, 2007, the Company entered into a Securities Purchase Agreement with several accredited investors (the "Investors") pursuant to which the Company agreed to sell, and the Investors agreed to purchase in the aggregate, US$1,450,000 principal amount of Series A 8% Senior Convertible Debentures. In addition, the Investors also received five-year warrants that allow the holders to purchase 4,833,333 shares of common stock at US$0.50 per share.

The Company paid a placement fee of US$145,000 and issued placement agent warrants entitling the holders to purchase an aggregate of 483,333 shares at US$0.315 per share for a period of seven years. Proceeds of the financing will be used for working capital and for the further development of the Company's proprietary technology.

The Company has agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants that were issued to the Investors and the placement agent.

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

         We received government funding which was offset to software-development costs incurred prior to the beginning of the capitalization period. According to paragraph 73 of SOP 97-2, if capitalization of the software-development costs commences pursuant to SFAS No. 86, any income from the funding party under a funded software-development arrangement should be credited first to the development costs prior to capitalization.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006. For the three months ended March 31, 2007, project revenues decreased by US$62,865 (HK$490,344) (16.3%) over the same period in 2006, mainly due to a decreased volume of business, as opposed to a decrease in prices. The decrease in volume can be attributed to our weakened cash position, which hampered our ability to fulfill contracts.

         The gross margin on projects as a percentage of project revenues was 36.7% for the 2007 quarter, as compared to 43.4% for the 2006 quarter. The decrease in gross profit percentage can be attributed to the relative increase in cost of goods sold in products. Gross profit on projects decreased in terms of dollars in 2007 by US$48,609 (HK$379,154) because of the increase in cost of goods sold.

         Selling, general, and administrative expenses increased by US$122,372 (HK$954,498) (81.3%) in 2007 as compared to 2006 due mainly to an increase to allowance for doubtful accounts of US$51,282 (HK$400,000), as some of our trade receivables exceeded 90 days. Salary and welfare increased by US$41,485 (HK$323,579) as compared to 2006 as we hired more personnel after we became a public company, promotional expenses increased by US$21,345 (HK$166,493) due to the promotional campaigns that we ran in new markets, including Vietnam and United Arab Emirates, and rent expense increased by US$6,116 (HK$47,706) due to the relocation of our offices. In addition, depreciation and amortization increased by US$29,646 (HK$231,240) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

         Primarily as a result of stock based compensation costs of US$69,917 (HK$543,013) in 2007 and the increased selling, general and administrative expenses, we incurred an operating loss in 2007 of US$210,495 (HK$1,641,860) as compared to operating income in 2006 of US$12,762 (HK$99,547).

         We incurred other expense in 2007 of US$1,754 (HK$13,684), which consisted primarily of interest expense, in contrast to other income of US$3,273 (HK$25,530) in 2006. We had an income tax credit of US$3,342 (HK$26,071) for 2007, as compared to an expense of US$2,667 (HK$20,800) for 2006. Minority interest in 2007 was income of US$4,054 (HK$31,624), as compared to expense of US$5,901 (HK$46,028) in 2006. The addition to minority interest represents loss that belongs to the minority owner of our 92%-owned subsidiary, Titanium Technology (Shenzhen) Co., Ltd.

         In summary, we generated 14.4% less revenues in the quarter ended March 31, 2007, while our operating expenses increased by 110.6%, resulting in a net loss of US$204,853 (HK$1,597,849) as compared to net income of US$7,468 (HK$58,249) for the comparable 2006 quarter.

LIQUIDITY AND CAPITAL RESOURCES

         AS OF MARCH 31, 2007. At March 31, 2007, we had working capital of US$52,986 (HK$413,283), as compared to US$182,021 (HK$1,419,763) at December 31,
2006. The decrease was
due primarily to the increase in accounts payable of US$80,732 (HK$629,709), increase in bank overdraft of US$33,154 (HK$258,604), and increase in short-term bank loan of US$33,747 (HK$263,226).

         During the three months ended March 31, 2007, our operating activities used cash of US$104,702 (HK$816,684), as compared to US$30,711 (HK$239,543) used in 2006. We also used US$42,875 (HK$334,428) for investing activities in 2007, which were primarily for capitalized software development costs, as compared to US$47,443 (HK$370,053) used in 2006. Financing activities, which consisted primarily of proceeds from a short-term bank loan and a net increase in our bank overdraft, provided cash of US$66,901 (HK$521,830) in 2007. In comparison an increase in our bank overdraft of US$72,589 (HK$566,191) provided cash in 2006.

         At March 31, 2007, our bank overdraft was US$252,645 (HK$1,970,628). We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000). Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement. Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable. The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate). Generally, the overdraft situation does not exist for any significant length of time. The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan. The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

         In light of our working capital of US$52,986 (HK$413,283) at March 31, 2007, we do not believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year. We are pursuing debt and/or equity financing to cover our cash needs. Our current fixed overhead is approximately $64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate. Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees. We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have. At March 31, 2007, our backlog of orders believed to be firm was approximately US$2,000,000 (HK$15,600,000), as compared to approximately US$1,900,000
(HK$14,820,000) at March 31, 2006. We expect that approximately US$1,000,000 (HK$7,800,000) will not be filled by the first half of 2007.

         To address our need for additional working capital, we completed a financing for gross proceeds of US$1,450,000 (HK$11,310,000) in early April 2007. We sold convertible debentures that accrue interest at 8% per annum. The interest is payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2007 in cash or in shares at our option, with the shares to be registered pursuant to an effective registration statement and priced at the lesser of (a) $0.30 or (b) 90% of the volume-weighted average price for the 10 consecutive trading days immediately prior to payment. The debentures have a maturity date of 36 months and are convertible at any time by the holders into shares of our common stock at a price equal to $0.30. The debentures are convertible at our option as long as there is an effective registration statement covering the shares underlying the debentures and the closing bid price of our common stock is at least $0.75 per share. The debentures are redeemable at our option at 120% of face value, as long as there is an effective registration statement covering the shares underlying the debentures. The debentures contain anti-dilution protections to allow adjustments to the conversion price of the debentures in the event we sell or issue shares at a price les than the conversion price of the debentures.

         The purchasers of the debentures also received five-year warrants that allow the holders to purchase 4,833,333 shares of our common stock at $0.50 per share.

         We paid a placement fee of $145,000 and issued placement agent warrants entitling the holders to purchase an aggregate of 483,333 shares at $0.315 per share for a period of seven years.

         We have filed a registration statement to register the resale of the shares underlying the debentures and the warrants issued to the investors.

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

ITEM 1A.   RISK FACTORS

           There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           We reported the sale of convertible debentures and warrants in a current report on Form 8-K, filed April 4, 2007.

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

--------------------------------------------------------------------------------
REGULATION
S-K NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
   10.7 Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005
              (2)
--------------------------------------------------------------------------------
   10.8 Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
--------------------------------------------------------------------------------
   10.9       Form of Distributor Agreement (3)
--------------------------------------------------------------------------------
   10.10      Form of Reseller Agreement (3)
--------------------------------------------------------------------------------
   10.11      Distributor Agreement with Elixir Group Limited dated January 1,
              2004 (4)
--------------------------------------------------------------------------------
   10.12 Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
--------------------------------------------------------------------------------
   10.13      Agreement with Shanghai Commercial Bank Ltd. dated February 7,
              2006 (4)
--------------------------------------------------------------------------------
   10.14      Securities Purchase Agreement dated April 3, 2007 (5)
--------------------------------------------------------------------------------
   10.15      Form of Debenture (5)
--------------------------------------------------------------------------------
   10.16      Registration Rights Agreement dated April 3, 2007 (5)
--------------------------------------------------------------------------------
   10.17      Form of Warrant (5)
--------------------------------------------------------------------------------
   31.1       Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2       Rule 13a-14(a) Certification of Principal Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
--------------------------------------------------------------------------------
------------------
(1) Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2) Incorporated by reference to the exhibits to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3) Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4) Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TITANIUM GROUP LIMITED


May 11, 2007                            By:  /s/ KIT CHONG "JOHNNY" NG
                                           -------------------------------------
                                             Dr. Kit Chong "Johnny" Ng
                                             Principal Financial Officer


                                        By: /s/ JASON MA
                                           -------------------------------------
                                             Jason Ma
                                             Chief Executive Officer