Form 10-Q
period 2007-06-30
Titanium Group LTD
filed 2007-08-14
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  ______________________  to  ________________________

Commission file number 0-52415

TITANIUM GROUP LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	Not Applicable (IRS Employer Identification No.)

4/F, BOCG Insurance Tower
134-136 Des Voeux Road Central, Hong Kong
(Address of principal executive offices)(Zip Code)

(852) 3427 3177
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [  ]                                                                           Accelerated filer [  ]                                                                Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
50,000,000 shares of Common Stock, $0.01 par value, as of June 30, 2007

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	June 30,		December 31,
	2007	2007	2006
	US$	HK$	HK$
ASSETS	(unaudited)	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$454,386	$3,544,213	$1,164,528
Accounts receivable, trade	702,552	5,479,907	4,728,648
Inventories	17,823	139,021	71,156
Deposits and other receivables	283,496	2,211,265	342,347
Deferred tax assets	44,311	345,628	300,401
Income tax recoverable	15,185	118,442	118,442
Total current assets	1,517,753	11,838,476	6,725,522

Plant and equipment
Cost	506,474	3,950,494	3,941,297
Less: accumulated depreciation	(183,478)	(1,431,123)	(996,233)
	322,996	2,519,371	2,945,064

Intangible assets, net	367,089	2,863,297	2,642,055

TOTAL ASSETS	$2,207,838	$17,221,144	$12,312,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank overdraft	$112,476	$877,313	$1,712,024
Accounts payable	167,227	1,304,372	3,302,651
Short-term bank loan	23,668	184,610	-
Deferred revenue	11,087	86,476	291,084
Total current liabilities	314,458	2,452,771	5,305,759

Long-term liabilities
Convertible debenture	1,276,309	9,955,210	-
Total liabilities	1,590,767	12,407,981	5,305,759

Minority interest in net loss of consolidated subsidiaries	(15,186)	(118,448)	(67,159)

Stockholders’ equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 50,000,000 shares issued and outstanding	500,000	3,900,000	3,900,000
Additional paid-in capital	710,949	5,545,400	4,675,206
Accumulated deficit	(578,400)	(4,511,520)	(1,506,811)
Accumulated other comprehensive (loss) income	(292)	(2,269)	5,646
Total stockholders’ equity	632,257	4,931,611	7,074,041

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,207,838	$17,221,144	$12,312,641

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2007	2006	2007	2007	2006
	US$	HK$	HK$	US$	HK$	HK$
REVENUE
Projects
Products	$259,839	$2,026,748	$5,882,319	$444,312	$3,465,636	$7,865,382
Services	107,115	835,500	2,298,744	244,817	1,909,570	3,318,983
	366,954	2,862,248	8,181,063	689,129	5,375,206	11,184,365
Maintenance
Services	10,616	82,805	390,000	26,232	204,609	465,140
Total revenue	377,570	2,945,053	8,571,063	715,361	5,579,815	11,649,505

COST OF REVENUE
Projects
Cost of products sold	116,984	912,474	3,823,912	238,551	1,860,697	4,905,593
Cost of services	27,502	214,519	1,384,554	109,785	856,324	2,004,091
	144,486	1,126,993	5,208,466	348,336	2,717,021	6,909,684
Maintenance
Cost of services	1,282	10,000	46,700	3,205	25,000	55,800
Total cost of sales	145,768	1,136,993	5,255,166	351,541	2,742,021	6,965,484

GROSS PROFIT	231,802	1,808,060	3,315,897	363,820	2,837,794	4,684,021

OPERATING EXPENSES
Selling, general and administrative	324,547	2,531,465	2,725,262	597,442	4,660,046	3,899,345
Research and development	-	-	362,557	-	-	457,051
Stock-based compensation	41,946	327,181	-	111,563	870,194	-
Total operating expenses	366,493	2,858,646	3,087,819	709,005	5,530,240	4,356,396

(LOSS) INCOME FROM OPERATIONS	(134,691)	(1,050,586)	228,078	(345,185)	(2,692,446)	327,625

OTHER (EXPENSE) INCOME:
Government grant income	-	-	-	3,085	24,066	(23,733
Interest income	4,468	34,848	2,708	4,517	35,236	21,630
Interest expense	(55,121)	(429,943)	(11,031)	(60,010)	(468,081)	(28,156)
Total other (expense) income	(50,653)	(395,095)	(8,323)	(52,408)	(408,779)	17,207

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2007	2006	2007	2007	2006
	US$	HK$	HK$	US$	HK$	HK$

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	(185,344)	(1,445,681)	219,755	(397,593)	(3,101,225)	344,832
Income tax benefit (expense)	2,456	19,156	(37,821)	5,798	45,227	(58,621)
(LOSS) INCOME BEFORE MINORITY INTEREST	(182,888)	(1,426,525)	181,934	(391,795)	(3,055,998)	286,211
Minority interest	2,521	19,665	18,591	6,576	51,289	(27,437)

NET (LOSS) INCOME	$(180,367)	$(1,406,860)	$200,525	$(385,219)	$(3,004,709)	$258,774

Net (loss) income per share
Basic and diluted	(0.004)	(0.028)	0.004	(0.008)	(0.060)	0.005

Weighted average number of shares outstanding
Basic and diluted	50,000,000	50,000,000	50,000,000	50,000,000	50,000,000	50,000,000

NET (LOSS) INCOME	(180,367)	(1,406,860)	200,525	(385,219)	(3,004,709)	258,774

Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(485)	(3,784)	871	(1,015)	(7,915)	6,275

COMPREHENSIVE (LOSS) INCOME	(180,852)	(1,410,644)	201,396	(386,234)	(3,012,624)	265,049

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 (Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Six Months Ended June 30,
	2007	2007	2006
	US$	HK$	HK$
Cash flow from operating activities:
Net (loss) income	$(385,219)	$(3,004,709)	$258,774
Adjustments to reconcile net (loss) income to net cash used for operating activities:			-
Depreciation and amortization	109,358	853,002	479,523
Amortization of discount and interest on convertible debenture	51,309	400,210	-
Allowances for doubtful accounts	93,062	725,882	-
Minority interest	(6,576)	(51,289)	27,437
Stock-based compensation	111,563	870,194	-
Changes in assets and liabilities:
Accounts receivable	(189,377)	(1,477,141)	(1,343,675)
Inventories	(8,701)	(67,865)	10,591
Deposits and other receivables	(239,604)	(1,868,918)	(360,247)
Deferred tax assets	(5,798)	(45,227)	-
Accounts payable	(256,190)	(1,998,279)	2,844,505
Deferred revenue	(26,231)	(204,608)	-
Income taxes payable	-	-	52,021
Net cash (used in) provided by operating activities	(752,404)	(5,868,748)	1,968,929

Cash flows from investing activities:
Purchase of plant and equipment	(923)	(7,198)	(2,883,892)
Capitalization of software development costs	(82,224)	(641,353)	(377,112)
Net cash used in investing activities	(83,147)	(648,551)	(3,261,004)

Cash flows from financing activities:
Proceeds from short-term bank loan	40,385	315,000	-
Repayments of short-term bank loan	(16,717)	(130,390)	-
Proceeds from convertible debenture, net of expenses	1,225,000	9,555,000	-
Net decrease in bank overdraft	(107,014)	(834,711)	(132,615)
Net cash provided by (used in) financing activities	1,141,654	8,904,899	(132,615)

Foreign currency translation adjustment	(1,015)	(7,915)	6,275

NET CHANGE IN CASH AND CASH EQUIVALENTS	305,088	2,379,685	(1,418,415)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,298	1,164,528	2,472,677

CASH AND CASH EQUIVALENTS, END OF PERIOD	$454,386	$3,544,213	$1,054,262

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$4,889	$38,138	$28,156
Income taxes paid	$3,342	$26,071	$17,500

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Six Months Ended June 30, 2007
(Unaudited)

NOTE 1 - GENERAL

Titanium Group Limited (the “Company” or “TTNUF”) was incorporated as an International Business Company with limited liability in the British Virgin Islands (“BVI”) under the International Business Companies Act, Cap 291 of the British Virgin Islands on May 17, 2004.  The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd. (collectively known as the “Group”).  The Group’s functional currency is the Hong Kong dollar.

NOTE 2 – BASIS OF PRESENTATION OF SECOND QUARTER PERIOD

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and the requirements of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods ended June 30, 2007 and 2006 presented are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the annual financial statements presented in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the six months ended June 30, 2007, the Group had incurred a net loss of HK$3,004,709 and as of June 30, 2007, had an accumulated deficit of HK$4,511,520.  Additionally, the Group has incurred losses over the past several quarters. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the PRC.  Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through June 30, 2008.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Six Months Ended June 30, 2007
(Unaudited)

NOTE 4 – RECENT PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 5 – PER SHARE INFORMATION

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period.  Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  For the period ended June 30, 2007, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

During the six months ended June 30, 2007, the Company did not grant and stock options to employees, directors and consultants.  The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of June 30, 2007 is anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Six Months Ended June 30, 2007
(Unaudited)

NOTE 6 – INCOME TAXES

The Group accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”.  The Group has determined an estimated annual effective tax rate.  The rate will be revised, if necessary, as of the end of each successive interim period during the Group’s fiscal year to the Group’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

As of June 30, 2007, the Group and its subsidiaries incurred net operating losses of approximately HK$3,004,709 for income tax purposes and no provision for income taxes is necessary.

The Group recognized a deferred tax asset of approximately HK$265,620 as of June 30, 2007, primarily relating to net operating loss carry forwards of approximately HK$4.51 million. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Group considers projected future taxable income and tax planning strategies in making this assessment. At present, the Group does not have a history of income to conclude that it is more likely than not that the Group will be able to realize all of its tax benefits therefore, a valuation allowance of HK$265,620 was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Group continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 7 – STOCK BASED COMPENSATION

On November 22, 2005, the Company approved a Stock Option Plan (the “Plan”) under which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company’s common stock.  The plan has a life of ten (10) years and expires on November 22, 2015.  A maximum of 5,000,000 common shares have been reserved under the Plan. Each stock option entitles its holder to purchase one common share of the Company.  Options would be granted for a term not exceeding ten (10) years from the date of grant.  The board of directors will determine the exercise price for each option at the time the options is granted. The exercise price for shares will be no less than 100% of the fair value of the common stock at the date such options is granted. The board will also determine when options become exercisable.

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

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Six Months Ended June 30, 2007
(Unaudited)

	No. of options	Weighted average exercise price
Options outstanding as of December 31, 2006	4,625,000	US$ 0.20
Granted	-	-
Forfeited	-	-
Options outstanding as of June 30, 2007	4,625,000	US$ 0.20

Options exercisable as of June 30, 2007	2,625,000	US$ 0.20

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

US$ 0.20 – 0.50	4,625,000	3.98	0.20	4,625,000	0.20

As of June 30, 2007, there was US$8,303 (HK$64,763) of total unrecognized compensation cost related to nonvested stock options.  That cost is expected to be recognized over a weighted-average period of 0.04 years.  The grant date fair value of stock options vested during the six months ended June 30, 2007 is US$0.20 (HK$1.56) per share.  No stock option awards vested during the six months ended June 30, 2007.

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes Option Pricing Model to estimate the fair value of options.  The weighted average fair value of options granted during the six months ended June 30, 2007 was US$0.10 (HK$0.78) per share.  Weighted average assumptions used in the valuation for the six months ended June 30, 2007 are summarized below:

Risk free interest rate (%)	5.04
Dividend yield (%)	0
Expected life of option grants (years)	2.13
Expected volatility of option grants (%)	88.8

The Company charged HK$327,181 (US$41,946) and HK$870,194 (US$111,563) of stock-based compensation to operations for the three and six months ended June 30, 2007 by applying the fair value method in accordance with SFAS No. 123.

NOTE 8 – SHORT-TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the directors, with effective interest rate at 7% per annum payable monthly, with principle due January 22, 2008.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Six Months Ended June 30, 2007
(Unaudited)

NOTE 9 – CONVERTIBLE DEBENTURE

Details of the convertible debenture outstanding are as follows:

As of
June 30, 2007
HK$

Outstanding principal	$11,310,000
Less: deferred financing costs	(1,755,000)
Less: discounts	(5,375,300)

Convertible debenture, net of discounts	4,179,700
Warrant liability	5,775,510

Net carrying value of convertible debenture	$9,955,210

On April 3, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several accredited investors (“the Investors”).  In accordance with the Agreement, the Investors agreed to purchase in the aggregate, HK$11,310,000 (US$1,450,000) principal amount of Series A 8% Senior Convertible Debentures (“the Debenture”).  In addition, the Investors received five-year warrants that allow the Investors to purchase 4,833,333 shares of common stock at US$0.50 per share.

The Company paid a placement fee of HK$1,131,000 (US$145,000) and issued placement agent warrants entitling the holders to purchase an aggregate of 483,333 shares at US$0.315 per share for a period of seven years.

Proceeds of the financing will be used for working capital and for the further development of The Company’s proprietary technology.

The Company has agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the Debenture and the shares issuable upon exercise of the warrants that were issued to the Investors and the placement agent.

The Debenture has the following material terms:

•
Interest at 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2007 in cash or in shares at the option of the Company, with the shares to be registered pursuant to an effective registration statement and priced at the lesser of (a) US$0.30 or (b) 90% of the volume-weighted average price for the 10 consecutive trading days immediately prior to payment;

•	Maturity date of 36 months;
•	Convertible at any time by the holders into shares of the Company’s common stock at a price equal to US$0.30;
•
Convertible at the option of the Company as long as there is an effective registration statement covering the shares underlying the debentures and the closing bid price of the Company’s common stock is at least US$0.75 per share;

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Six Months Ended June 30, 2007
(Unaudited)

•	Redeemable at the option of Titanium at 120% of face value, as long as there is an effective registration statement covering the shares underlying the debentures; and
•	Anti-dilution protections to allow adjustments to the conversion price of the debentures in the event Titanium sells or issues shares at a price les than the conversion price of the debentures.

On April 3, 2007, the Company received HK$9,555,000 (US$1,225,000), net of expenses of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.  In lieu of interest, the debenture provided for an original issue discount equals to HK$5,775,510 (US$740,450) that is to be amortized to non-cash interest expense using the effective interest rate method over the three year life of the debenture.  For the six months ended June 30, 2007, the Company recognized approximately HK$400,210 (US$51,309) as interest expense from the amortization of the original issue discount.

NOTE 10 – SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment.  The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions.  The geographic distribution of the Group’s customers is:

●	Hong Kong, including the government and commercial sectors; and
●	The PRC, mainly the government sector.

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of
	June 30, 2007	December 31, 2006
	HK$	HK$
Long-lived assets:
- Hong Kong	$5,329,758	$5,534,209
- The PRC	52,910	52,910

	$5,382,668	$5,587,119

	Six Months Ended June 30,
	2007	2006
	HK$	HK$
Revenue:
- Hong Kong	$5,544,887	$5,346,137
- The PRC	34,928	6,303,368

	$5,579,815	$11,649,505

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Group leased two office premises in Hong Kong and the People’s Republic of China under non-cancelable operating lease agreements for a period of two to three years, due June 30, 2008 and April 11, 2008, respectively.  The annual aggregate lease payment is HK$304,540.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Titanium Technology has been able to generate revenues rather early in the company’s development, which have funded research and development expenses, as well as selling, general and administrative expenses.

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

We raised net proceeds of US$517,425 (HK$4,035,915) through a private placement of securities during the third quarter of 2005.  These proceeds were used to provide the funds necessary to implement the next step in our business plan, which was becoming a publicly-held company in the United States.  Our common stock commenced trading on the OTC Bulletin Board in July 2006 under the symbol “TTNUF.”  Funds were used for legal, accounting, and corporate consulting services and working capital.  We believe that by becoming a publicly-held company, we will enhance the visibility of our products and services and our ability to obtain additional financing in the future.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We also consider the guidance of the Emerging Issues Task Force (EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement.  While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period.  Material differences may result in the amount and timing of our revenue for any period if actual results differ from management’s judgment or estimates.

PRODUCTS REVENUE.  The timing of product revenue recognition is dependent on the nature of the product sold.  Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance are generally categorized into one of the following:

•
Facial-based biometric identification and security projects that do not require significant modification or customization of our software:  Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which we have vendor-specific objective evidence of fair value (“VSOE”), is recognized upon installation and receipt of written acceptance of the project by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition have been met.  Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.  To date, we have not made an allocation of contract revenue to separate accounting units since all of the products have been delivered simultaneously and no deferral of revenue would result.

•
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

•
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

•
Persuasive evidence of an arrangement: We use either contracts signed by both the customer and us or written purchase orders issued by the customer that legally bind us and the customer as evidence of an arrangement.

•
Product delivery: We deem delivery to have occurred when the products are installed and, when required under the terms of the arrangement, when accepted by the customer.  Delivery of other re-sale products are recognized as revenue when products are shipped and title and risk of ownership has passed to the buyer.

•
Fixed or determinable fee: We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within our normal established practices.  If the fee is not fixed or determinable, we recognize the revenue as amounts become due and payable.

•
Collection is deemed probable: We conduct a credit review for all significant transactions at the time of the arrangement to determine the credit-worthiness of the customer.  Collection is deemed probable if we expect that the customer will pay amounts under the arrangement as payments become due.

SALES TO AUTHORIZED DISTRIBUTORS.  We also use authorized distributors to sell certain of our products and only the authorized distributors are allowed to resell those products.  We require the authorized distributors to purchase the products and then sell through the authorized distributors’ own distribution channels to the end customers.  From our perspective, the authorized distributors are the ordinary customers and the only preferential treatment to them is that the sales prices to distributors have been predetermined in accordance with the distribution agreements, and are approximately 30% to 40% off the recommended retail prices.  Once the products are delivered and the distributor has accepted the products, we bill the distributor and the distributor is obligated to settle the bill accordingly within the credit period granted.  There is no right of return or other incentives given to the distributors.  We are not required to provide training to authorized distributors.

Research and development costs.  Research costs are expensed as incurred.  The major components of these research and development costs are the labor cost.

Intangible assets/Software development costs.  Intangible assets consist primarily of capitalized software development costs.  We review software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached.  The purchased software license costs, patent costs, and the capitalized software development costs are amortized over an estimated economic life of five years, which is consistent with the expected life of these assets.

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

Grant and subsidy income represents subsidy from the Government of the Hong Kong Special Administrative Region (“HKSAR”) for assisting us in the development of products of innovative nature.  The products developed under this subsidy plan include ProAccess and ProFacer.  Pursuant to the agreements made between us and HKSAR, HKSAR is required to provide funding to us for product development.  The funding is made available to us in accordance with the milestones as established by us and is subject to a ceiling of US$256,410 (HK$2,000,000).  We are not required to repay the Government grant, but we are required to contribute approximately 50% of the overall project cost in accordance with the grant agreement.  Also, upon completion of the project, we have to tender to the Government its pro rata share of the residual funds remaining in the project account.  In addition we are obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to us.  We may have to pay the Government 10% of the gross proceeds of our 2005 private placement as part of the royalty payment obligation.  We are entitled to retain ownership of the intellectual property resulting from the project.

Equity-based compensation.  We adopted SFAS No. 123, “Accounting for Stock-Based Compensation” beginning at its inception.  Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values.  The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled.

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

Foreign currency translation methodology.  Our functional currency is the Hong Kong dollar because the majority of our revenues, capital expenditures, and operating and borrowing costs are either denominated in Hong Kong dollars or linked to the Hong Kong dollar exchange rate.  Accordingly, transactions and balances not already measured in Hong Kong dollars, which are primarily transactions involving the United States dollar and the PRC Yuan, have been re-measured into Hong Kong dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”  The object of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been kept in Hong Kong dollars.  The exchange rate adopted throughout the consolidated financial statements where United States dollars are presented was US$1 for HK$7.8.

Cash, receivables, payable, and loans are considered monetary assets and liabilities and have been translated using the exchange rate as of the balance sheet dates.  Non-monetary assets and liabilities, including non-current assets and shareholders’ equity, are stated at their actual dollars cost or are restated from their historic cost, by applying the historical exchange rate as monthly average exchange rates to underlying transactions.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.  For the three months ended June 30, 2007, project revenues decreased by US$681,899 (HK$5,318,815) (65.0%) over the same period in 2006, mainly due to a decreased volume of business, as opposed to a decrease in prices.  The decreased volume of business can be attributed to a delay in projects awarded from potential clients, which management will seek to speed up towards the later part of the year.

The gross margin on projects as a percentage of project revenues was 60.6% for the 2007 quarter, as compared to 36.3% for the 2006 quarter.  The increase in gross profit percentage can be attributed to the decrease in cost of fulfilling the projects.  Gross profit on projects decreased in terms of dollars in 2007 by US$158,634 (HK$1,237,342) because of the decrease in sales.

Selling, general, and administrative expenses decreased by US$24,846 (HK$193,797) (7.1%) in 2007 as compared to 2006 due to the decrease in rental expense US$13,098 (HK$102,164) because of the relocation of our Shenzhen office.

Primarily as a result of the decrease in gross profit and the increased stock-based compensation costs of US$41,946 (HK$327,181) in 2007, we incurred an operating loss in 2007 of US$134,691 (HK$1,050,586) as compared to operating income in 2006 of US$29,241 (HK$228,078).

We had other expense in 2007 of US$50,653 (HK$395,095), which consisted primarily of interest expense, in contrast to other expense of US$1,067 (HK$8,323) in 2006.  We had an income tax credit of US$2,456 (HK$19,156) for 2007, as compared to an expense of US$4,849 (HK$37,821) for 2006.  Minority interest in 2007 was income of US$2,521 (HK$19,665), as compared to income of US$2,383 (HK$18,591) in 2006.  The addition to minority interest represents loss that belongs to the minority owner of our 92%-owned subsidiary, Titanium Technology (Shenzhen) Co., Ltd.

In summary, we generated 65.6% less revenues in the quarter ended June 30, 2007, while our operating expenses decreased by 7.4%, resulting in a net loss of US$180,367 (HK$1,406,860) as compared to net income of US$25,708 (HK$200,525) for the comparable 2006 quarter.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.  For the six months ended June 30, 2007, project revenues decreased by US$744,764 (HK$5,809,159) (51.9%) over the same period in 2006, mainly due to a decreased volume of business, as opposed to a decrease in prices.  The decrease in volume can be attributed to our weakened cash position, which hampered our ability to fulfill contracts, plus the above-mentioned delay of projects awarded from potential clients.

The gross margin on projects as a percentage of project revenues was 49.5% for the 2007 period, as compared to 38.2% for the 2006 period.  The increase in gross profit percentage can be attributed to the decrease in cost of fulfilling the projects.  Gross profit on projects decreased in terms of dollars in 2007 by US$207,243 (HK$1,616,496) because of the decrease in sales.

Selling, general, and administrative expenses increased by US$97,526 (HK$760,701) (19.5%) in 2007 as compared to 2006 due mainly to an increase to allowance for doubtful accounts of US$93,062 (HK$725,882), as some of our trade receivables exceeded 90 days.  Depreciation and amortization increased by US$50,785 (HK$396,123) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

Primarily as a result of the decrease in gross profit, the increased selling, general and administrative expenses and the increase in stock based compensation costs of US$111,563 (HK$870,194) in 2007, we incurred an operating loss in 2007 of US$345,185 (HK$2,692,446) as compared to operating income in 2006 of US$42,003 (HK$327,625).

We had other expense in 2007 of US$52,408 (HK$408,779), which consisted primarily of interest expense, in contrast to other income of US$2,206 (HK$17,207) in 2006.  We had an income tax credit of US$5,798 (HK$45,227) for 2007, as compared to an expense of US$7,516 (HK$58,621) for 2006.  Minority interest in 2007 was income of US$6,576 (HK$51,289), as compared to a loss of US$3,518 (HK$27,437) in 2006.  The addition to minority interest represents loss that belongs to the minority owner of our 92%-owned subsidiary, Titanium Technology (Shenzhen) Co., Ltd.

In summary, we generated 52.1% less revenues for the six months ended June 30, 2007, while our operating expenses increased by 26.9%, resulting in a net loss of US$385,219 (HK$3,004,709) as compared to net income of US$33,176 (HK$258,774) for the comparable 2006 period.

Liquidity and Capital Resources

As of June 30, 2007.  At June 30, 2007, we had working capital of US$1,203,295 (HK$9,385,705), as compared to US$182,021 (HK$1,419,763) at December 31, 2006.  The increase was due primarily to the completion of a private placement of convertible notes resulting in net proceeds of US$1,255,000 (HK$9,555,000).  At June 30, 2007, we showed an increase in deposits and other receivables of US$239,605 (HK$1,868,918), a decrease in bank overdraft of US$107,014 (HK$834,711), and a decrease in accounts payable of US$256,190 (HK$1,998,279).

During the six months ended June 30, 2007, our operating activities used cash of US$752,404 (HK$5,868,748), as compared to US$252,427 (HK$1,968,929) provided in 2006.  We also used US$83,147 (HK$648,551) for investing activities in 2007, which were primarily for capitalized software development costs, as compared to US$418,077 (HK$3,261,004) used in 2006, primarily for additions to plant and equipment.  Financing activities, which consisted primarily of net proceeds from our debenture offering and a short-term bank loan, provided cash of US$1,141,654 (HK$8,904,899) in 2007.  In comparison, we used cash of US$17,002 (HK$132,615) to repay our bank overdraft in 2006.

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

At June 30, 2007, our bank overdraft was US$112,476 (HK$877,313).  We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  Generally, the overdraft situation does not exist for any significant length of time.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

In light of our working capital of US$1,203,295 (HK$9,385,705) at June 30, 2007, we believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year.  Our current fixed overhead is approximately $64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At June 30, 2007, our backlog of orders believed to be firm was approximately US$2,000,000 (HK$15,600,000), as compared to approximately US$2,000,000 (HK$15,600,000) at June 30, 2006.  We expect that approximately US$1,000,000 (HK$7,800,000) will not be filled by the second half of 2007.

Forward-Looking Statements

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.       Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We reported the sale of convertible debentures and warrants in a current report on Form 8-K, filed April 4, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit

3.1	Memorandum of Association, as amended (1)

3.2	Articles of Association, as amended (1)

4.1	Form of Warrant (2)

4.2	Form of Subscription Agreement (2)

10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)

10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)

10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)

10.4	Office lease dated June 22, 2005 (1)

10.5	2005 Stock Plan (2)

10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)

Regulation S-K Number	Exhibit

10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)

10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)

10.9	Form of Distributor Agreement (3)

10.10	Form of Reseller Agreement (3)

10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)

10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)

10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)

10.14	Securities Purchase Agreement dated April 3, 2007 (5)

10.15	Form of Debenture (5)

10.16	Registration Rights Agreement dated April 3, 2007 (5)

10.17	Form of Warrant (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
 ________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

August 14, 2007	By:	/s/ Dr. Kit Chong Ng
Dr. Kit Chong "Johnny" Ng
Principal Financial Officer

August 14, 2007	By:	/s/ Jason Ma
Jason Ma
Chief Executive Officer