Form 10-Q
period 2007-09-30
Titanium Group LTD
filed 2007-11-14
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  _____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
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
50,000,000 shares of Common Stock, $0.01 par value, as of September 30, 2007

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	September 30,		December 31,
	2007	2007	2006
	US$	HK$	HK$
ASSETS	(unaudited)	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$332,793	$2,595,785	$1,164,528
Accounts receivable, net	907,338	7,077,236	4,728,648
Inventories	21,588	168,388	71,156
Deposits and other receivables	111,130	866,820	342,347
Deferred tax assets	47,470	370,264	300,401
Income tax recoverable	15,844	123,581	118,442
Total current assets	1,436,163	11,202,074	6,725,522

Plant and equipment
Cost	872,464	6,805,219	3,941,297
Less: accumulated depreciation	(217,350)	(1,695,330)	(996,233)
	655,114	5,109,889	2,945,064

Intangible assets, net	373,055	2,909,827	2,642,055
TOTAL ASSETS	$2,464,332	$19,221,790	$12,312,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$81,055	$632,229	$1,712,024
Accounts payable and accrued liabilities	694,409	5,416,381	3,302,651
Short-term bank loan	13,409	104,591	-
Deferred revenue	-	-	291,084
Total current liabilities	788,873	6,153,201	5,305,759

Long-term liabilities
Convertible debenture	1,334,186	10,406,652	-
Total liabilities	2,123,059	16,559,853	5,305,759

Minority interest in net loss of consolidated subsidiaries	-	-	(67,159)

Stockholders’ equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 50,000,000 shares issued and outstanding	500,000	3,900,000	3,900,000
Additional paid-in capital	718,324	5,602,930	4,675,206
Accumulated deficit	(876,759)	(6,838,724)	(1,506,811)
Accumulated other comprehensive (loss) income	(292)	(2,269)	5,646
Total stockholders’ equity	341,273	2,661,937	7,074,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,464,332	$19,221,790	$12,312,641
See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2007	2007	2006	2007	2007	2006
	US$	HK$	HK$	US$	HK$	HK$
REVENUE
Projects
Products	$306,613	$2,391,577	$3,329,777	$750,925	$5,857,213	$11,195,158
Services	122,778	957,672	675,588	367,595	2,867,242	3,994,571
	429,391	3,349,249	4,005,365	1,118,520	8,724,455	15,189,729
Maintenance
Services	616	4,804	-	26,848	209,413	465,140
Total revenue	430,007	3,354,053	4,005,365	1,145,368	8,933,868	15,654,869

COST OF REVENUE
Projects
Cost of products sold	215,708	1,682,525	2,430,956	454,259	3,543,222	7,336,549
Cost of services	30,768	239,989	410,917	140,553	1,096,313	2,415,008
	246,476	1,922,514	2,841,873	594,812	4,639,535	9,751,557
Maintenance
Cost of services	90	700	-	3,295	25,700	55,800
Total cost of sales	246,566	1,923,214	2,841,873	598,107	4,665,235	9,807,357

GROSS PROFIT	183,441	1,430,839	1,163,492	547,261	4,268,633	5,847,512

OPERATING EXPENSES
Selling, general and administrative expenses	353,530	2,757,538	1,199,600	950,972	7,417,584	5,098,945
Research & development costs	-	-	292,949	-	-	750,000
Stock based compensation	7,376	57,530	1,331,717	118,939	927,724	1,331,717
Total operating expenses	360,906	2,815,068	2,824,266	1,069,911	8,345,308	7,180,662

LOSS FROM OPERATIONS	(177,465)	(1,384,229)	(1,660,774)	(522,650)	(4,076,675)	(1,333,150)

OTHER INCOME (EXPENSE):
Government grant income	-	-	-	3,085	24,066	23,733
Interest income	2,216	17,281	350	6,733	52,517	21,980
Interest expense	(119,693)	(933,603)	(19,832)	(179,703)	(1,401,684)	(47,988)
Total other expense	(117,477)	(916,322)	(19,482)	(169,885)	(1,325,101)	(2,275)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2007	2007	2006	2007	2007	2006
	US$	HK$	HK$	US$	HK$	HK$
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(294,942)	(2,300,551)	(1,680,256)	(692,535)	(5,401,776)	(1,335,425)
Income tax benefit	3,159	24,636	65,519	8,957	69,863	6,898

LOSS BEFORE MINORITY INTEREST	(291,783)	(2,275,915)	(1,614,737)	(683,578)	(5,331,913)	(1,328,527)
Minority interest	-	-	27,437	-	-	-
NET LOSS	(291,783)	(2,275,915)	(1,587,300)	(683,578)	(5,331,913)	(1,328,527)
					(0)	(0)
Net loss per share
Basic and diluted	(0.006)	(0.046)	(0.032)	(0.014)	(0.107)	(0.027)
Weighted average number of shares outstanding
Basic and fully diluted	50,000,000	50,000,000	50,000,000	50,000,000	50,000,000	50,000,000

NET LOSS	(291,783)	(2,275,915)	(1,587,300)	(683,578)	(5,331,913)	(1,328,527)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-	98	(1,015)	(7,915)	6,373

COMPREHENSIVE LOSS	$(291,783)	$(2,275,915)	$(1,587,202)	$(684,593)	$(5,339,828)	$(1,322,154)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Nine months ended September 30,
	2007	2007	2006
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	$(683,578)	$(5,331,913)	$(1,328,527)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	172,948	1,348,996	479,523
Amortization of discount and interest on convertible debenture	109,186	851,652	-
Allowances for doubtful accounts	166,629	1,299,708	-
Stock-based compensation	118,939	927,724	1,331,717
Changes in assets and liabilities:
Accounts receivable	(467,730)	(3,648,296)	701,235
Inventories	(12,466)	(97,232)	57,571
Deposits and other receivables	(58,630)	(457,314)	(1,143,251)
Deferred tax assets	(8,957)	(69,863)	-
Accounts payable and accrued liabilities	270,991	2,113,730	2,107,943
Other tax payable	(37,318)	(291,084)	199,057
Income taxes payable	(659)	(5,139)	(324,823)
Net cash (used in) provided by operating activities	(430,645)	(3,359,031)	2,080,445

Cash flows from investing activities:
Purchase of plant and equipment	(366,913)	(2,861,923)	(2,678,171)
Capitalization of software development costs	(117,906)	(919,670)	(1,138,181)
Net cash used in investing activities	(484,819)	(3,781,593)	(3,816,352)

Cash flows from financing activities:
Proceeds from short-term bank loan	40,385	315,000	-
Repayments of short-term bank loan	(26,976)	(210,409)	-
Proceeds from convertible debenture, net of expenses	1,225,000	9,555,000	-
Net decrease in bank overdraft	(138,435)	(1,079,795)	(64,079)
Net cash provided by (used in) financing activities	1,099,974	8,579,796	(64,079)

Foreign currency translation adjustment	(1,015)	(7,915)	6,373

NET CHANGE IN CASH AND CASH EQUIVALENTS	183,495	1,431,257	(1,793,613)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,298	1,164,528	2,472,677

CASH AND CASH EQUIVALENTS, END OF PERIOD	$332,793	$2,595,785	$679,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,506	$81,948	$28,156
Income taxes paid	$-	$-	$17,500

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
(Unaudited)

NOTE 1 - GENERAL

Titanium Group Limited (the “Company” or “TTNUF”) was incorporated as an International Business Company with limited liability in the British Virgin Islands (“BVI”) under the International Business Companies Act (“IBC Act”) of the British Virgin Islands on May 17, 2004 and subsequently reregistered under the BVI Business Companies Act (“BVIBC Act”) on January 1, 2007 when the IBC Act was repealed and replaced with the BVIBC Act.  The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd. and Titanium RFID Limited (collectively known as the “Group”).  The Group’s functional currency is the Hong Kong dollar.

NOTE 2 – BASIS OF PRESENTATION OF SECOND QUARTER PERIOD

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and the requirements of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the periods ended September 30, 2007 and 2006 presented are not necessarily indicative of the results to be expected for the year.  These financial statements should be read in conjunction with the annual financial statements presented in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the nine months ended September 30, 2007, the Group had incurred a net loss of HK$5,331,913 and as of September 30, 2007, had an accumulated deficit of HK$6,838,724.  Additionally, the Group has incurred losses over the past several years.  Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”).  Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through September 30, 2008.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
(Unaudited)

NOTE 4 – RECENT PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company adopted FIN 48 on January 1, 2007.  The adoption of FIN 48 did not have an effect on the results of operations or financial condition.  The Company did not have any unrecognized tax benefits as of September 30, 2007.

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

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  For the period ended September 30, 2007, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

During the nine months ended September 30, 2007, the Company did not grant any stock options to employees, directors and consultants.  The effect of outstanding stock options which could result in the issuance of 4,635,000 shares of common stock as of September 30, 2007 is anti-dilutive.  As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
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

As of September 30, 2007, the Group and its subsidiaries incurred net operating losses of approximately HK$5,401,776 for income tax purposes and no provision for income taxes is necessary.

The Group recognized a deferred tax asset of approximately HK$370,264 as of September 30, 2007, primarily relating to net operating loss carry forwards of approximately HK$6,830,000.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Group considers projected future taxable income and tax planning strategies in making this assessment.  At present, the Group does not have a history of income to conclude that it is more likely than not that the Group will be able to realize all of its tax benefits.  Therefore, a valuation allowance of HK$370,264 was established for the full value of the deferred tax asset.  A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves.  Should the Group continue to be profitable in future periods with supportable trend, the valuation allowance will be reversed accordingly.

NOTE 7 – STOCK BASED COMPENSATION

On November 22, 2005, the Company approved a Stock Option Plan (the “Plan”) under which directors, officers, employees and consultants of the Company are eligible to receive grants of options for the Company’s common stock.  The plan has a life of ten (10) years and expires on November 22, 2015.  A maximum of 5,000,000 common shares have been reserved under the Plan.  Each stock option entitles its holder to purchase one common share of the Company.  Options would be granted for a term not exceeding ten (10) years from the date of grant.  The board of directors will determine the exercise price for each option at the time the options are granted.  The exercise price for shares will be no less than 100% of the fair value of the common stock at the date such options are granted.  The board will also determine when options become exercisable.

On July 1, 2006, the Board of Directors authorized the granting of 1,435,000 options to the employees and 3,200,000 options to directors, officers and consultants of the Company, respectively, with an exercise price of US$0.20 (HK$1.56) per share, being the market price at the time of the grant.  These options vest at different periods from 6 months to 12 months from the date of grant depending upon the optionee and all of these options have a life of five (5) years from the grant date.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
(Unaudited)

	No. of options	Weighted average exercise price
Options outstanding as of December 31, 2006	4,635,000	US$ 0.20
Granted	-	-
Forfeited	-	-
Options outstanding as of September 30, 2007	4,635,000	US$ 0.20

Options exercisable as of September 30, 2007	4,635,000	US$ 0.20

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

US$ 0.20 – 0.50	4,635,000	2.13	0.20	4,635,000	0.20

As of September 30, 2007, there was no unrecognized compensation cost related to nonvested stock options.  The grant date fair value of stock options vested during the nine months ended September 30, 2007 is US$0.20 (HK$1.56) per share.  All stock option awards vested during the nine months ended September 30, 2007.

The Company adopted SFAS No. 123R, “Stock-Based Payment” using the Black-Scholes Option Pricing Model to estimate the fair value of options.  The weighted average fair value of options granted during the nine months ended September 30, 2007 was US$0.10 (HK$0.78) per share.  Weighted average assumptions used in the valuation for the nine months ended September 30, 2007 are summarized below:

Risk free interest rate (%)	5.04
Dividend yield (%)	0
Expected life of option grants (years)	2.13
Expected volatility of option grants (%)	88.8

The Company charged HK$57,530 (US$7,376) and HK$927,724 (US$118,939) of stock-based compensation to operations for the three and nine months ended September 30, 2007 by applying the fair value method in accordance with SFAS No. 123R.

NOTE 8 – SHORT-TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the directors, with effective interest rate at 6.75% per annum payable monthly, with principal due January 22, 2008.

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
(Unaudited)

NOTE 9 – CONVERTIBLE DEBENTURE

Details of the convertible debenture outstanding are as follows:

As of
September 30, 2007
HK$

Outstanding principal	$11,310,000
Less: financing costs	(1,582,546)
Less: discounts	(5,207,982)
4,519,472
Convertible debenture, net of discounts
Warrants liability	5,887,180

Net carrying value of convertible debenture	$10,406,652

On April 3, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several accredited investors (the “Investors”).  In accordance with the Agreement, the Investors agreed to purchase in the aggregate, HK$11,310,000 (US$1,450,000) principal amount of Series A 8% Senior Convertible Debentures (the “Debentures”).  In addition, the Investors received five-year warrants that allow the Investors to purchase 4,833,333 shares of common stock at US$0.50 per share.

The Company paid a placement fee of HK$1,131,000 (US$145,000) and issued placement agent warrants entitling the holders to purchase an aggregate of 483,333 shares at US$0.315 per share for a period of seven years.

Proceeds of the financing are used for working capital and for the further development of the Company’s proprietary technology.

The Company has agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the Debentures and the shares issuable upon exercise of the warrants that were issued to the Investors and the placement agent.

The Debentures have the following material terms:

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

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
(Unaudited)

•	Redeemable at the option of Titanium at 120% of face value, as long as there is an effective registration statement covering the shares underlying the Debentures; and
•	Anti-dilution protections to allow adjustments to the conversion price of the Debentures in the event Titanium sells or issues shares at a price less than the conversion price of the Debentures.

On April 3, 2007, the Company received HK$9,555,000 (US$1,225,000), net of expenses of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.  In lieu of interest, the Debentures provided for an original issue discount equal to HK$5,775,510 (US$740,450) that is to be amortized to non-cash interest expense using the effective interest rate method over the three-year life of the Debentures.  For the three and nine months ended September 30, 2007, the Company recognized approximately HK$451,442 (US$57,877) and HK$851,652 (US$109,186) as interest expense from the amortization of the original issue discount.

Pursuant to the Agreement, the Company was obliged to pay interest to the Investors on a quarterly basis and interest expense of HK$468,083 (US$60,011) was recognized for the nine months ended September 30, 2007.

NOTE 10 – SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment.  The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions.  The geographic distribution of the Group’s customers is:

●	Hong Kong, including the government and commercial sectors; and
●	The PRC, mainly the government sector.

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of
	September 30, 2007	December 31,2006
	HK$	HK$
Long-lived assets:
- Hong Kong	$7,971,117	$5,534,209
- The PRC	48,599	52,910

	$8,019,716	$5,587,119

	Nine months ended September 30,
	2007	2006
	HK$	HK$
Revenue:
- Hong Kong	$8,897,900	$13,710,732
- The PRC	35,968	1,944,137

	$8,933,868	$15,654,869

TITANIUM GROUP LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Originally currency expressed in Hong Kong Dollars (“HK$”))
For The Nine Months Ended September 30, 2007
(Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Group leased two office premises in Hong Kong and the PRC under non-cancelable operating lease agreements for periods of two to three years, due June 30, 2008 and April 11, 2008, respectively.  The annual aggregate lease payment is HK$454,778.

NOTE 12 – SUBSEQUENT EVENT

In October 2007, the Company signed a letter of intent to discuss the possible acquisition of 51% or more of the issued and outstanding common stock of China Medical Systems Inc., which manufactures, develops and sells three-dimensional medical imaging-based software products.  The parties have set a date of December 31, 2007 by which to enter into a definitive agreement.  If they fail to do so, the letter of intent will terminate.

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

We obtained financing resulting in net proceeds of US$1,225,000 (HK$9,555,000) in April 2007.  These proceeds have been used for working capital and for the further development of our proprietary technology.

In September 2007, we set up a Hong Kong joint venture, Titanium RFID Limited, in which we hold a 51% interest.  This joint venture will engage in the development and marketing of radio frequency identification (RFID) solutions to complement our core biometric technology.

In October 2007, we signed a letter of intent to discuss the possible acquisition of 51% or more of the issued and outstanding common stock of China Medical Systems Inc., which manufactures, develops and sells three-dimensional medical imaging-based software products.  If completed, this acquisition could boost our research and development capability in the areas of image processing and pattern recognition, and also provide a sales channel into China’s healthcare and medical industry.  We are in the process of conducting a due diligence review of China Medical’s operations and determining an appropriate structure for the proposed acquisition.  If we do not enter into a definitive agreement by December 31, 2007, the letter of intent will terminate.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.  For the three months ended September 30, 2007, project revenues decreased by US$84,117 (HK$656,116) (16.4%) over the same period in 2006, mainly due to a decreased volume of business, as opposed to a decrease in prices.  The decreased volume of business can be attributed to a delay in projects awarded from potential clients.

The gross margin on projects as a percentage of project revenues was 42.6% for the 2007 quarter, as compared to 29.0% for the 2006 quarter.  The increase in gross profit percentage can be attributed to the decrease in cost of fulfilling the projects.  Gross profit on projects increased in terms of dollars in 2007 by US$33,749 (HK$263,243) because of the increased cost efficiency of fulfilling the projects.

Selling, general, and administrative expenses increased by US$199,736 (HK$1,557,938) (129.9%) in 2007 as compared to 2006 due mainly to an increase in allowance for doubtful accounts of US$73,567 (HK$573,826), as some of our trade receivables exceeded 90 days.  Salary and welfare increased by US$96,519 (HK$752,849) as compared to 2006 as we hired more personnel.  In addition, depreciation and amortization increased by US$15,941 (HK$124,338) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005

Primarily as a result of the increased in gross profit and the decreased in stock- based compensation cost of US$163,357 (HK$1,274,187), we incurred a decreased operating loss in 2007 of US$177,465 (HK$1,384,229) as compared to operating loss in 2006 of US$212,920 (HK$1,660,774).

We had other expense in 2007 of US$117,477 (HK$916,322), which consisted primarily of interest expense, in contrast to other expense of US$2,498 (HK$19,482) in 2006.  We had an income tax credit of US$3,159 (HK$24,636) for 2007, as compared to an expense of US$8,400 (HK$65,519) for 2006.

In summary, we generated 16.3% less revenues in the quarter ended September 30, 2007 and had a slight decrease in operating expenses, but a 4608% increase in interest expense has resulted in a net loss of US$291,783 (HK$2,275,915) as compared to net loss of US$203,500 (HK$1,587,300) for the comparable 2006 quarter.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.  For the nine months ended September 30, 2007, project revenues decreased by US$828,881 (HK$6,465,274) (42.6%) over the same period in 2006, mainly due to a decreased volume of business, as opposed to a decrease in prices.  The decrease in volume can be attributed to our weakened cash position, which hampered our ability to fulfill contracts, plus the above-mentioned delay of projects awarded from potential clients.

The gross margin on projects as a percentage of project revenues was 46.8% for the 2007 period, as compared to 35.8% for the 2006 period.  The increase in gross profit percentage can be attributed to the decrease in cost of fulfilling the projects.  Gross profit on projects decreased in terms of dollars in 2007 by US$173,494 (HK$1,353,252) because of the decrease in sales.

Selling, general, and administrative expenses increased by US$297,261 (HK$2,318,639) (45.5%) in 2007 as compared to 2006 due mainly to an increase to allowance for doubtful accounts of US$166,629 (HK$1,299,708), as some of our trade receivables exceeded 90 days.  Depreciation and amortization increased by US$66,726 (HK$520,460) because of the leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2005.

Primarily as a result the increased selling, general and administrative expenses, we incurred an operating loss in 2007 of US$522,650 (HK$4,076,675) as compared to operating loss in 2006 of US$170,917 (HK$1,333,150).

We had other expense in 2007 of US$169,885 (HK$1,325,101), which consisted primarily of interest expense, in contrast to other income of US$292 (HK$2,275) in 2006.  We had an income tax credit of US$8,957 (HK$69,863) for 2007, as compared to US$884 (HK$6,898) for 2006.

In summary, we generated 42.9% less revenues for the nine months ended September 30, 2007, while our operating expenses and interest expense increased by 16.2% and 2821%, respectively, resulting in a net loss of US$683,578 (HK$5,331,913) as compared to net loss of US$170,324 (HK$1,328,527) for the comparable 2006 period.

Liquidity and Capital Resources

As of September 30, 2007.  At September 30, 2007, we had working capital of US$647,290 (HK$5,048,873), as compared to US$182,021 (HK$1,419,763) at December 31, 2006.  The increase was due primarily to the completion of a private placement of convertible debentures resulting in net proceeds of US$1,225,000 (HK$9,555,000).  At September 30, 2007, we showed an increase in deposits and other receivables of US$67,240 (HK$524,473), a decrease in bank overdraft of US$138,435 (HK$1,079,795), and an increase in accounts payable of US$270,991 (HK$2,113,730).

During the nine months ended September 30, 2007, our operating activities used cash of US$430,645 (HK$3,359,031), as compared to US$266,724 (HK$2,080,445) provided in 2006.  We also used US$484,819 (HK$3,781,593) for investing activities in 2007, which were primarily for capitalized software development costs, as compared to US$489,276 (HK$3,816,352) used in 2006, primarily for additions to plant and equipment.  Financing activities, which consisted primarily of net proceeds from our debenture offering and a short-term bank loan, provided cash of US$1,099,974 (HK$8,579,796) in 2007.  In comparison, we used cash of US$8,215 (HK$64,079) to repay our bank overdraft in 2006.

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

We have filed a registration statement to register the resale of the shares underlying the debentures issued to the investors.  That registration statement was declared effective on November 1, 2007.

At September 30, 2007, our bank overdraft was US$81,055 (HK$632,229).  We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  Generally, the overdraft situation does not exist for any significant length of time.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

In light of our working capital of US$647,290 (HK$5,048,873) at September 30, 2007, we believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year.  Our current fixed overhead is approximately $64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At

September 30, 2007, our backlog of orders believed to be firm was approximately US$2,000,000 (HK$15,600,000), as compared to approximately US$2,000,000 (HK$15,600,000) at September 30, 2006.  We expect that approximately US$1,000,000 (HK$7,800,000) will not be filled by the second half of 2007.

Forward-Looking Statements

This report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.

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

                       None.

Item 3.          Defaults Upon Senior Securities

                       None.

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None.

Item 6.          Exhibits
Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)
10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.4	Office lease dated June 22, 2005 (1)
10.5	2005 Stock Plan (2)
10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.9	Form of Distributor Agreement (3)
10.10	Form of Reseller Agreement (3)
10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)
10.14	Securities Purchase Agreement dated April 3, 2007 (5)

Regulation S-K Number	Exhibit
10.15	Form of Debenture (5)
10.16	Registration Rights Agreement dated April 3, 2007 (5)
10.17	Form of Warrant (5)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

_________________
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

TITANIUM GROUP LIMITED

November 14, 2007	By:	/s/ Dr. Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Principal Financial Officer

By:	/s/ Jason Ma
Jason Ma
Chief Executive Officer