Form 10-K
period 2007-12-31
Titanium Group LTD
filed 2008-04-15
CIK 1338520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________

Commission file number:  0-52415

TITANIUM GROUP LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4/F, BOCG Insurance Tower, 134-136 Des Voeux Road Central, Hong Kong
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code: (852) 3427 3177

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]Yes   [  ]No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes   [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $2,493,825 as of June 29, 2007

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  51,369,602 as of February 29, 2008

Documents incorporated by reference:  None

PART I

ITEM 1.           BUSINESS

Business Development

We were incorporated on May 17, 2004 as an international business company pursuant to the International Business Companies Act of the British Virgin Islands (“BVI”).  On June 22, 2005, we acquired all of the entire issued share capital of Titanium Technology Limited, a company incorporated in Hong Kong on February 14, 2001 with limited liability (“Titanium Technology”).  On September 20, 2002, Titanium Technology and EAE Productions (HK) Limited, a company incorporated in Hong Kong on October 8, 1997, established Titanium Technology (Shenzhen) Co., Ltd., a wholly foreign owned enterprise in China, to conduct research and development operations.  Beginning in the third quarter of 2004, it began to conduct business operations in China.  EAE Productions (HK) Limited owns 8% of Titanium Technology (Shenzhen) Co., Ltd. and is owned by persons who indirectly are shareholders.

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

Although different biometrics, e.g. finger scan, may be widely employed in similar applications, we believe that face recognition has several advantages over the existing alternatives.  First, there is no direct contact between the device and users, and hence the problems of cleanliness and wear on the equipment are greatly reduced.  Second, the core component is a digital (Charge Coupled Device (CCD)/Complementary Metal-Oxide-Semiconductor (CMOS) camera, which is relatively low in production cost.  Last but not least, we believe that users have less concern on privacy issues with regard to facial pictures and the market acceptance is much higher, since photographs of facial images for identification are commonly used, such as in passports, driver’s licenses, and other forms of identification cards.

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

In the beginning of 2002, we developed our core component for face recognition, called “Ti-Face”.  To date, Ti-Face Software Development Kit (“SDK”) has been adopted to develop custom-made applications for governments, universities, and institutions in the greater-China region.  Examples include the Hong Kong government, Hong Kong Polytechnic University, Institution of Vocation Education (Hong Kong), Chinese Academy of Science (PRC), and Tsing Hua University (PRC).

In 2003, we successfully registered a patent about “Apparatus and Method for Recognizing Images” in Hong Kong Special Administrative Region (“HKSAR”).  Also in 2003, our face recognition product, ProAccess FaceOK™, computer logical access control software, was launched.  This product was then awarded the “Best of Comdex Finalist 2003” in Las Vegas in November of the same year.  Comdex, an acronym for Computer Dealer’s Exhibition, was a computer and information technology exposition held in Las Vegas, Nevada, each year from 1979 to 2003.  It was one of the largest computer trade shows in the world.  ProAccess FaceOK was also awarded several local (the IT Excellence Award in Hong Kong) and regional (the Asia Pacific ICT Award) recognitions.  The IT Excellence Awards is a professional initiative of the Hong Kong Computer Society.  Established in 1998, the award scheme is an annual event that recognizes excellent IT applications and innovative IT technologies.  The Asia Pacific ICT Awards (APICTA) is an international awards program initiated by the Multimedia Development Corporation of Malaysia to increase ICT (Information and Communication Technology) awareness in the community and assist in bridging the Digital Divide.  Participants of the Awards Program comprise members of the APICTA Network, which include Australia, Brunei, Hong Kong, India, Indonesia, Korea, Macau, Malaysia, Myanmar, Philippines, Singapore, Sri Lanka, Thailand, Vietnam and China.  Nominees to the different awards are presented to APICTA by the respective economy coordinator and assessed by a panel of judges representing every member-economy.  Titanium was presented the Merit Award in Security category with the ProAccess FaceOK product in 2004.

In 2004, we launched our intelligent surveillance product, ProFacer, and promoted it into casino and financial institution markets.  We also set up distribution networks in mainland China, Australia, and Japan.  Titanium Technology has delivered biometrics security products, consulting services, and systems integration services to various government offices, financial institutions, universities, telecommunication companies, and international corporations.  In 2006, we were named to the Deloitte “Technology Fast 50 in China,” placing 28th out of 50 and the Deloitte “Technology Fast 500 in Asia Pacific,” placing 182nd out of 500 with growth of 234% over a three-year period.  This annual award honors the fastest growing technology companies in the region, based on percentage of revenue growth over a three-year period.  This annual competition is a Deloitte initiative at a regional and global level, which aims to draw attention to fast-growing companies and bring attention to companies that are just establishing themselves.  Moreover, we have also been named as one of six finalists out of a record 224 Asian entries in the Global Entrepolis Award presented by The Wall Street Journal Asia in association with the Economic Development Board of Singapore.

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

Ti-Face SDK 3.0 for Windows.  Features included in Ti-Face SDK 3.0 are face detection, high speed face tracking, matching and authentication, detecting motion or changes in a scene, extracting imagery from a video or live-stream, comparing and matching non-facial images, and performing both “one-to-one” verification and “one-to-many” identification.  Independent developers can use Ti-Face SDK as a tool to build custom applications based on our proprietary face detection and recognition technology.  Examples of applications include physical access control solutions that can integrate with reporting modules and alarm systems, logical access control solutions that can integrate with existing authentication systems and replace the use of passwords, and ticketing systems that can insure that a single ticket is not being shared by multiple customers.  Furthermore, by integrating our face recognition engine into third-party solutions and applications, end users can obtain a solution that is customized to fulfill their specific requirements.  We intend to develop additional modules on face recognition.  By combining several modules, greater security and more accurate identification methods can be obtained.  Furthermore, a multimodal biometric system can be easily integrated into an application to greatly enhance security, privacy and user convenience.

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

Product	Application	Status
ProAccess FaceOK	Access to computers	Launched in third quarter of 2003; over 30,000 licenses sold to customers.
ProAccess FaceGuard	Facility entry	First versions completed in third quarter of 2005 and being marketed; over 300 systems installed.
ProAccess FaceAttend	Time attendance recorder	First versions completed third quarter of 2005 and being marketed; over 300 systems installed.

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

ProAccess FaceGuard.  Conventional access control systems relying on cards, keys or codes are vulnerable to those wishing to gain unauthorized entry to a facility.  The card, key or code may be lost, stolen or illegally copied.  Once an intruder has gained access to a building using a stolen entry device, there is often little evidence to help in apprehending or prosecuting the culprit.  Personal property, office equipment and intellectual property are all at risk.  “FaceGuard” has been designed to not only provide secure access to buildings, but to also detect and identify anyone attempting to gain access without authorization.

ProAccess FaceGuard is a biometric physical access control system, which identifies an individual’s identity from their facial characteristics by comparison with recorded data, and enables keyless entry based not on what the entrant has or knows, but based on the identity of the entrant.  In contrast to conventional automatic systems, which only check for possession of a valid card, pass or PIN number, this digital image analysis system recognizes individual people and turns away those who try to enter using borrowed or stolen IDs.  The proprietary algorithm utilized in the software is designed in such a way that the software is not fooled by life-size photos, and will only admit living, breathing humans with faces it “recognizes”.  Therefore, the technology allows access that we believe is convenient, personal, private, and extremely secure.

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

ProAccess FaceAttend.  ProAccess FaceAttend is a stand-alone, face recognition- based time attendance recorder.  It is suitable for medium and large offices, branches, factories, or other sites.  ProAccess FaceAttend provides an accurate data collection solution by ensuring that employees must be present in order to record their attendance.  It brings the flexibility of a full-function time and attendance terminal together with the sophistication of identification technology.  Using face biometric technology, FaceAttend terminals scan employees’ faces to identify them from a huge database each time they punch or clock-in.  No fingerprints or palm prints are utilized.

ProAccess FaceAttend can be installed at convenient locations throughout a facility to make it easy for employees to clock in.  Punching or clocking in is performed using biometric face scans, and the resulting transactions are periodically uploaded to a host PC running the automated timekeeping system.  It eliminates “buddy-punching,” the practice of employees punching in or out for other employees who are not present at work.

We believe that use of ProAccess FaceAttend eases concerns and boosts security by ensuring that the people on-site actually belong there.  Attendance of each employee is printed on the attendance report.  The attendance report is particularly useful for payroll purposes.  Wages and salaries can be paid according to the employee’s worked hours, overtime etc.  Given the continual growth of China as a worldwide manufacturing base, and specifically the fact that the Southern part of China houses the largest network of factories in Asia, based on gross domestic product statistics, we believe that we have a significant marketing opportunity in this region and perhaps a distinct advantage of physical and cultural proximity.  To date, purchasers have installed this product primarily in factories for time attendance purposes.

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

•
Detection - When the system is attached to a video surveillance system, ProFacer recognition software searches the field of view of a video camera for human faces.  If there is a face in the view, it is detected within a second.

•	Alignment - Once a face is detected, the system determines the head’s position, size and pose. A face needs to be turned to an appropriate angle toward the camera for the system to register it.

•
Normalization - The image of the head is scaled and rotated so that it can be registered and mapped into an appropriate size and pose.  Normalization is performed regardless of the head’s location and distance from the camera.  Light does not impact the normalization process.

•	Representation - The system translates the facial data into a binary string – “Faceprint”. This coding process allows for easier comparison of the newly acquired facial data to stored facial data.

•
Matching - The newly acquired facial data is compared to the stored data and linked to at least one stored facial representation.  As comparisons are made, the system assigns a value to the comparison.  If a score is above a predetermined threshold, a match is declared. The operator then views the two photos that have been declared a match to be certain that the computer is accurate.

Product	Application	Status
ProFacer iDVR	DVR system with face capture	Deployed in eight branches of the People’s Bank of China
ProFacer iWatchGuard	Automatic full-time face recognition	Deployed in four branches of the People’s Bank of China, a casino in Macau, and NTT Group in Japan
ProFacer iMugShot	Image to image matching	Deployed in an agency of the Hong Kong government.
ProFacer iDControl	Live person to image matching	Deployed in two government locations.

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

ProFacer iDVR can be used at airports, banks, casinos, public buildings, subways, factories, schools or in any other location where it makes sense to record the faces of visitors, with facilities for integration into existing DVR systems.  The ProFacer iDVR GUI is very simple such that any operator can use all of its functions with just a minimal amount of training.  The system is highly flexible, allowing images to be digitalized and recorded in either color or monochrome with a storage capacity typically exceeding 36 months of facial data recording.  The ProFacer iDVR screen simultaneously shows the live camera shot and the latest sequence of captured images.  The ProFacer iDVR product was installed in the Nanning branch of GuangXi Peoples’ Bank of China in March 2005 and in September 2005, we installed the product in three other branches of GuangXi People’s Bank of China in the cities of BaiSe, DaiXing, and PinGuo.  While this installation began as a pilot project in order to test and further refine the product, the bank paid for the product and did not simply allow the product to be installed and tested as an accommodation.

ProFacer iWatchGuard.  ProFacer iWatchGuard adds automatic full time face recognition, matching and active warning alerts to any new or existing surveillance system.  It allows each camera to serve as a diligent observation point even when the video is not observed.  Face recognition surveillance incorporates computer intelligence to monitor faces and match those faces against a “watch list” face database.  As a modern new tool to identify potential threats to public safety, ProFacer iWatchGuard can scan facial images of individuals and match them with a database of images containing known suspects.  In seconds, a scanned face can be searched against thousands, or even millions of database images to determine if the scanned image matches a previously stored suspect image.

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

As existing clients, like the Government Laboratory of HKSAR, have placed repeat purchase orders, we believe that our customers are satisfied with this highly accurate, prompt response, cost effective surveillance system.  It is believed that police forces would be a likely target market for this advanced application.

ProFacer iDControl.  ProFacer iDControl utilizes face recognition technology in the airline industry for national security.  Every traveler, who is ready to make boarding registration, can be captured as an image.  Our ProFacer iDControl can start scanning if the given facial image has a high similarity scale with the suspects contained in a database storing images of terrorists’ faces provided by government agencies.  Once a list of suspects is generated, airline staff can refine the verification process by one-to-one scanning.  For further enhancement, facial images can be saved in the travel document during the check-in process.  When travelers are ready to board the airline, our system can achieve a high degree of security by further matching live face with the face ID marked in the travel document.  We believe these two levels of security measures are practical, helpful, safe and convenient in the airport.

ProFacer iDControl can be used for banking application.  Facial identity can be embedded in the credit card, every time holders withdraw money from ATM machines.  For greater security, faces can be verified in addition to inputting passwords, to confirm ownership of credit or debit cards.  Using these two levels of security control, personal property is strongly protected.

Biometric RFID Solutions for retail market.  RFID (Radio Frequency Identification) is a technology that incorporates the use of electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum to uniquely identify an object, animal, or person.  Combined with our biometric technology, we developed a new product tailor-made for the high growth retail sector in Hong Kong and China. This new product's purpose is to provide the retail industry a total solution for efficient and secure tracking of high-valued inventories, from the warehouse to the storefront. The solution applies RFID technology to identify the proper location of each of the items and facial recognition technology to ensure the proper identities of the personnel involved in the administration of the supply chain.  Traditional stock control systems, such as barcode and tag label systems are outdated and inadequate for today's market uses. RFID solutions represent a step forward providing accurate and efficient ways to keep track of the inventories. Nevertheless, most other RFID solutions do not take any measures to safeguard the identity of the operators, allowing the system to be vulnerable to theft. Titanium's new solution pinpoints this issue and provides a complete solution for the customers.

Consulting

Our consulting team works with the client from the earliest stages of the project and takes accountability for the success of the project.  We provide services in the areas of security service and system integration/development projects.

Security services.  As a digital security services provider, we offer strategic solutions for technology-enabled enterprises.  As a security advisor, we help clients to meet their requirements for continuous IT innovation and development while controlling the risks inherent in today’s complex networked environments.  Our security specialists help customers identify system/network security weaknesses and provide professional advice on how to best protect vital information and assets both virtually on the Internet and physically without compromising productivity or endangering the bottom line.  Our services include security consulting, risk assessment and penetration testing.  Security training is also provided for the staffs to increase the security awareness and knowledge.  Our clients include the Labour Department of Hong Kong SAR, Tokyo Bank of Mitsubishi, Citic Ka Wah Bank, Hong Kong Productivity Council, Mandatory Provident Fund Schemes Authority, and Mass Transit Railway Corp (MTRC).  In addition, we agreed to partner with IBM China/Hong Kong Limited to provide professional services for the Hong Kong government, as part of our role as a service supplier to IBM China/Hong Kong Limited under a Technical Service Agreement dated October 5, 2004.  That agreement outlines a general working relationship, with specific deliverables, services, and pricing to be outlined from time to time in statement of work documents.

System Development/Integration.  Our solution team utilizes its technical expertise to implement complex business systems, thereby reducing time and risk for our customers’ mission critical projects.  We work with business systems critical to running large commercial and public sector organizations, as well as large-scale technical systems designed to operate to the highest levels of reliability in demanding conditions.  To keep pace with the competitive IT world, our staff has been trained in new and advanced technologies, such as Microsoft .net and J2EE, on system implementation work.

Distribution and Markets

We select distributors based on the potential impact of the distribution relationship.  We seek to cooperate with business partners that will bring synergies, making it quicker to penetrate the target market and localization.  Distributors in the United States include Elite Technology Solutions and eInfoDev Inc. and Barr Security Inc.  Distributors in Asia include Smart Wireless (Japan), Elixir Group (Macau), Xintec Enterprise Ltd. (China), Komsa Technology Ltd. (China), ELM Computer Technologies Limited (Hong Kong), and PCCW Solutions (Hong Kong and People’s Republic of China).  However, for major accounts that are readily accessible, we tend to handle such accounts ourselves since these corporate clients expect expert knowledge and demand flexibility.

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

Our markets include the following:
•	Hong Kong, including the Hong Kong government and commercial sectors;
•	China, mainly the government;
•	Macau, mainly casinos; and
•	For Japan, Europe and the US markets, we form a distribution partnership with the local agents to sell our products. Clients in Japan came from both retail and commercial sectors.

Titanium Technology not only focuses on two core activities, biometrics-based technology development and professional services, but also operates a distribution business and distributes a number of commercially available software, such as software from Microsoft, Novell, Symantec and IBM.  At times, our customers may require software that is not within Titanium’s product range, but is available from these large software manufacturers and vendors.  Most of the software consists of security-related products.  We buy software from these vendors to resell to our customers.  In most cases, we perform a certain amount of customization and system integration services with respect to the purchased software.

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

To strengthen our distributor network, we are authorized resellers for software marketed by Microsoft, Novell, SiS International Ltd, JOS, and others.  We sell to end users and we can also purchase their products at discounted prices from the suggested retail prices. In addition, with our expertise in security technologies, eEye Digital Security has appointed Titanium Technology to be a regional distributor for eEye products.  We estimate that our distribution business accounted for approximately 9%, 9% and 8% of our business in fiscal 2007, 2006 and 2005, respectively.

Customers

Titanium Technology’s major customers include:
•	In Hong Kong: the Hong Kong government
•	In China: People’s Bank of China

•	In Macau: Elixir Group, a supplier to an entertainment corporation - Sociedade de Jogos de Macau
•	In Japan: NTT Group

For the year ended December 31, 2007, seven customers accounted for over 51.0% of our revenue:  ELM Computer Technologies Ltd. (14.6%), Kin Shing Air-conditioning Engineering Co (12.6%), Hemei Industrial (Hong Kong) Ltd (6.1%), MTRC (6%), Guangzhou TeXin Electronics Co Ltd (4.3%), Xintec Enterprise (HK) Ltd. (3.8%), and Talent Link Ltd (3.6%).  For the year ended December 31, 2006, three customers accounted for over 58.2% of our revenue:  Xintec Enterprise (HK) Ltd. (38.5%), Xintec Information Technology (HK) Ltd. (14.1%) and ELM Computer Technologies Ltd. (5.6%).  For the year ended December 31, 2005, four customers accounted for over 50% of our revenue.  The following four customers were each over 10%:  Elixir Group (Macau) Ltd. (13.2%), MTR Corporation Ltd. (12.0%), GuangXi Hai Tin Electric Ltd. (11.5%) and Adamson & Gonzalez SL (11.5%).

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

At December 31, 2007, our backlog of orders believed to be firm was approximately US$1,923,000 (HK$14,999,400), as compared to approximately US$2,000,000 (HK$15,600,000) at December 31, 2006.  We expect that approximately US$800,000 (HK$6,240,000) will not be filled within the current fiscal year.

Intellectual Property

Patents.  Titanium Technology was issued patent number HK1053239 for “Apparatus and Method for Recognizing Images” in September 2002.  The patent expires September 10, 2010.  Even though we have been issued a patent from Hong Kong and even if we were to obtain copyright protection on the software, we would still have to enforce our rights against those who might attempt to infringe on our intellectual property as patent protection does not necessarily deter infringement.  Such enforcement efforts are likely to be expensive and time-consuming and we may lack the ability to engage in any significant enforcement efforts.  Instead, we have chosen to use our resources on product development and the expansion of market share.

In 2007, we were issued two patents in China, namely “Apparatus for automatic positioning face recognition, China Patent No.: ZL200620056518.8” and “Apparatus for biometric media processing, China Patent No.: ZL200620017342.5”. They will expire on June 26, 2017 and July 24, 2017. respectively.

Trademark and Trade Name.  Titanium Technology has the following registered trademarks for “ProAccess FaceOK”:
•	United States – Serial No. 78/414377
•	Hong Kong – Trade Mark No. 300053478
•	China – Serial No. ZC3732931SL

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

We intend to compete by utilizing the following strategies:
•	put more funding into research and development to strengthen the quality of our products;
•	gain more share in the Asian market before the big competitors step in;
•	seek potential partnerships and strategic alliances; and
•	organize more exhibitions of our products.

We believe that we have a major competitor, L-1 Identity Solutions, Inc., from the United States.  L-1 Identity Solutions is the product of a merger of Identix Incorporated and Viisage Technology, Inc.

Employees

As of February 29, 2008, we employed a total of 45 persons, of which 40 were full-time. None of our employees is covered by a collective bargaining agreement.

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

Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors.  Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our key personnel could, to varying degrees, have an adverse effect on our operations and system development.  We do not currently maintain “key-man” life insurance on any of our executives or directors, but we intend to have such policies in place in the near future.  On the other hand, all of the key officers have employment contracts in place and significant stock ownership and we strongly believe that the stability of the core team will be maintained for a long period of time.  Nevertheless, the loss of any one of them would have a material adverse affect on us and technically, there can be no assurance that the services of any member of our management will remain available to us for any period of time.

The knowledge and expertise of our officers and directors are critical to our operations.  There is no guarantee that we will be able to retain our current officers and directors, or be able to hire suitable replacements in the event that some or all of the members of our current management leave our company.  In the event that we should lose key members of our staff, or if we are unable to find suitable replacements, we may not be able to maintain our business and might have to cease operations, in which case you might lose all of your investment.

We derive over half of our revenues from a few customers, the loss of which could have an adverse effect on our revenues.

For the year ended December 31, 2007, seven customers accounted for over 51.0% of our revenue:  ELM Computer Technologies Ltd. (14.6%), Kin Shing Air-conditioning Engineering Co (12.6%), Hemei Industrial (Hong Kong) Ltd (6.1%), MTRC (6%), Guangzhou TeXin Electronics Co Ltd (4.3%), Xintec Enterprise (HK) Ltd. (3.8%),  and Talent Link Ltd (3.6%).  For the year ended December 31, 2006, three customers accounted for over 58.2% of our revenue:  Xintec Enterprise (HK) Ltd. (38.5%), Xintec Information Technology (HK) Ltd. (14.1%) and ELM Computer Technologies Ltd. (5.6%).  For the year ended December 31, 2005, four customers accounted for over 50% of our revenue.  The following four customers were each over 10%:  Elixir Group (Macau) Ltd. (13.2%), MTR Corporation Ltd. (12.0%), GuangXi Hai Tin Electric Ltd. (11.5%) and Adamson & Gonzalez SL (11.5%).  Since a small number of customers account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.  While the customers who each accounted for over 10% of our revenue for the 2006 fiscal year are not the same as the two customers for the 2007 fiscal year, this indicates that we need to expand our client base so that we will no longer be subject to this risk.

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

A limited number of stockholders collectively own over 73% of our common stock and may enact, or prevent certain types of corporate actions, to the detriment of other stockholders.

As of February 29, 2008, our directors and officers own more than 73% of our outstanding common stock.  Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Regulations relating to “penny stocks” may limit the ability of our shareholders to sell their shares and, as a result, our shareholders may have to hold their shares indefinitely.

Our common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to non-NASDAQ companies whose stock trades at less than US$5.00 per share or whose tangible net worth is less than US$2,000,000 (HK$15,600,000).  These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security.  These rules may discourage or restrict the ability of brokers to sell our common stock and may affect the secondary market for the common stock.

As we have pledged all of our assets to secure an overdraft facility at our bank, the failure to collect our accounts receivable could impair our operations.

We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  At December 31, 2005, the rate charged was 9.5%, with the weighted average rate charged for 2005 being 8.5%.  At December 31, 2006, the rate charged was 9.5%, with the weighted average rate charged for 2006 being 9.65%.  At December 31, 2007, the rate charged was 8.5%, with the weighted average rate charged for 2007 being 9.33%.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.  If foreclosure were to occur, our operations would be disrupted.

Our issuance of the convertible debentures and warrants could substantially dilute the interests of shareholders.

We issued convertible debentures in April 2007 that have an outstanding principal balance of $1.45 million at December 31, 2007.  These debentures are convertible into shares of our common stock at any time prior to their maturity date in April 2010 at a current conversion price of $0.20, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions.  The interest is payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2007 in cash or in shares at our option, with the shares to be registered pursuant to an effective registration statement and priced at the lesser of (a) $0.30 or (b) 90% of the volume-weighted average price for the 10 consecutive trading days immediately prior to payment.  We have issued a total of 855,339 shares as payment of interest for the July 1 and October 1, 2007 installments and the January 1, 2008 installment.

In addition to the convertible debt, we issued to the holders of the debentures five-year warrants that currently entitle the warrant holders to purchase an aggregate of 4,833,333 shares of our common stock at an exercise price of $0.50 per share.  Both the number of warrants and the exercise price are subject to adjustments that could make them further dilutive to our shareholders.

Neither the convertible debentures nor the warrants establish a “floor” that would limit reductions in the conversion price of the convertible debentures or the exercise price of the warrants that may occur under certain circumstances.  Correspondingly, there is no “ceiling” on the number of shares that may be issuable under certain circumstances under the anti-dilution adjustment in the convertible debentures and warrants.  We also issued placement agent warrants in connection with the convertible debenture financing entitling the holders to purchase an aggregate of 483,333 shares at $0.315 per share for a period of seven years.

Accordingly, our issuance of the convertible debt and warrants could substantially dilute the interests of our shareholders.

Outstanding common stock purchase warrants may negatively impact our ability to obtain future equity financing on favorable terms.

As of the date of this report, there are outstanding the following common stock purchase warrants:

•	warrants to purchase 3,000,000 shares exercisable at US$0.50 per share through June 30, 2008;
•	warrants to purchase 4,833,333 shares exercisable at US$0.50 per share through April 3, 2012; and
•	warrants to purchase 483,333 shares exercisable at US$0.315 per share through April 3, 2014.

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

In general, under Rule 144, a person who is not an affiliate of our company, has not been an affiliate within three months prior to sale, and has satisfied a six-month holding period may sell his or her shares without any quantity limitation.  Therefore, the possible sale of our shares may, in the future, have a depressive effect on the price of our common stock in the market, should one develop.

We are a British Virgin Islands company and you may have fewer protections as a shareholder as compared to a shareholder of a U.S. company because the British Virgin Islands has a less developed body of corporate law.

The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and the BVIBC Act (which provides minority shareholders with certain statutory rights to bring derivative actions where we or a director engage in or propose to engage in conduct that contravenes the BVIBC Act or the memorandum and articles of association), as opposed to provisions in our memorandum and articles of association.  The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands.  The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law, though set out in the BVIBC Act and common law, are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States, due to the fact that the British Virgin Islands has a less developed body of corporate and securities common laws that define these concepts, as compared to the United States.  In particular, some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate and securities law as a result of the large number of court cases that have been litigated and decided in those states.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.  The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect of any such action are established by British Virgin Islands case law and the BVIBC Act.  Due to the limited body of British Virgin Islands case law, this may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the US.  Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

As a British Virgin Islands corporation, shareholders may have difficulty in enforcing judgments against us, thereby rendering any judgments useless.

The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts of the United States based on the civil liability provisions of U.S. securities laws; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.  There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.  This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for losses suffered.

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

The PRC Government has strict restrictions on free conversion of RMB into foreign currencies and vice versa.  On January 1, 1994, the PRC implemented a unified controlled exchange rate system based on market supply and demand.  Based on such system, the People’ Bank of China (“PBOC”) quoted a daily exchange rate of RMB against US dollars based on the market rate for foreign exchange transaction conducted by the designated banks in the PRC foreign exchange market during the preceding day.  The PBOC also quoted the exchange rates of RMB against other foreign currencies based on the international market rate.

On July 21, 2005, PBOC announced that the PRC government reformed the exchange rate regime by moving into a managed floating exchange rate regime based on market supply and demand with reference to a basket of foreign currencies.  As a result, RMB appreciated against U.S. dollars and Hong Kong dollars by approximately 2% on July 21, 2005.  The value of RMB may continue to appreciate or depreciate in the future, subject to many factors, including future changes in the currency value of the basket of currencies with reference to which the RMB exchange rate is floated, changes in the PRC government’s policy, domestic and international economic and political developments, as well as market supply and demand.  Moreover, foreign exchange transactions under capital account (including principal payments in respect of foreign currency-denominated obligations) continue to be subject to foreign exchange controls and the approval of State Administration of Foreign Exchange of the PRC.

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

Our common stock is traded on OTCBB and has been quoted on OTCBB under the symbol “TTNUF” since July 10, 2006.  The following table sets forth, for the periods indicated, the range of quarterly high and low bid prices for our common stock as reported on OTCBB:

2006	High Bid	Low Bid
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$0.64	$0.42
Fourth Quarter	$0.55	$0.45

2007
First Quarter	$0.49	$0.34
Second Quarter	$0.38	$0.12
Third Quarter	$0.20	$0.075
Fourth Quarter	$0.16	$0.07

As of February 28, 2008, there were 38 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $0.045.

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

Sales of Unregistered Securities

In December 2007, we issued a total of 435,311 shares of our common stock as payment for services rendered by two consultants.  The shares were valued at $313,906.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as such consultants were deemed to be sophisticated with regard to an investment in our securities.  Restrictive legends were placed on the certificates evidencing these shares.  No underwriters were used.

ITEM 6.                SELECTED FINANCIAL DATA

As stated in United States dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2007 (US$)	2006 (US$)	2005 (US$)	2004 (US$) (Restated)	2003 (US$) (Restated)
Revenues	$2,143,059	$2,521,279	$1,710,528	$814,006	$558,679
Net income (loss)	$(809,345)	$(426,795)	$101,924	$162,844	$(101,951)
Net income (loss) per common share	$(0.016)	$(0.009)	$0.002	$0.003	$(0.002)

BALANCE SHEET DATA:
	December 31,
	2007 (US$)	2006 (US$)	2005 (US$)	2004 (US$) (Restated)	2003 (US$) (Restated)
Working capital	$651,023	$182,022	$777,119	$236,560	$112,106
Total assets	$3,201,640	$1,578,544	$1,351,479	$535,896	$394,350
Long-term debt	$1,497,300	$-	$-	$182,051	$120,086
Stockholders’ equity	$314,799	$906,929	$1,051,859	$181,263	$18,730

As stated in Hong Kong dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2007 (HK$)	2006 (HK$)	2005 (HK$)	2004 (HK$) (Restated)	2003 (HK$) (Restated)
Revenues	$16,715,863	$19,665,971	$13,342,121	$6,349,252	$4,357,694
Net income (loss)	$(6,312,880)	$(3,328,994)	$795,004	$1,270,181	$(795,221)
Net income (loss) per common share	$(0.126)	$(0.067)	$0.016	$0.027	$(0.017)

BALANCE SHEET DATA:
	December 31,
	2007 (HK$)	2006 (HK$)	2005 (HK$)	2004 (HK$) (Restated)	2003 (HK$) (Restated)
Working capital	$5,077,980	$1,419,763	$6,061,528	$1,845,168	$874,425
Total assets	$24,972,778	$12,312,641	$10,541,537	$4,179,992	$3,075,927
Long-term debt	$11,678,940	$-	$-	$1,420,000	$936,667
Stockholders’ equity	$2,455,421	$7,074,041	$8,204,496	$1,413,851	$146,097

Historical Exchange Rates

Since October 17, 1983, the Hong Kong dollar has been pegged to the U.S. dollar at HK$7.80 to US$1.00.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In October 2007, we signed a letter of intent to discuss the possible acquisition of 51% or more of the issued and outstanding common stock of China Medical Systems Inc. (“China Medical”), which manufactures, develops and sells three-dimensional medical imaging-based software products.  If completed, this acquisition could boost our research and development capability in the areas of image processing and pattern recognition, and also provide a sales channel into China’s healthcare and medical industry.  We are in the process of conducting a due diligence review of China Medical’s operations and determining an appropriate structure for the proposed acquisition.  As we did not enter into a definitive agreement by December 31, 2007, the letter of intent terminated.

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

We apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We also consider the guidance of the Emerging Issues Task Force (“EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement.  While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period.  Material differences may result in the amount and timing of our revenue for any period if actual results differ from management’s judgment or estimates.

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

Intangible assets/Software development costs.  Intangible assets consist primarily of capitalized software development costs.  We review software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached.  We capitalized US$116,735 (HK$910,536), US$230,740 (HK$1,799,771) and US$265,533 (HK$2,071,160) for the years ended December 31, 2005, 2006 and 2007, respectively, for projects ProAccess and ProFacer.  The purchased software license costs, patent costs, and the capitalized software development costs are amortized over an estimated economic life of five years, which is consistent with the expected life of these assets.

We received government funding in the amounts of US$97,016 (HK$756,723), US$26,192 (HK$204,296) and Nil for the years ended December 31, 2005, 2006 and 2007, respectively.  This funding income was offset to software-development costs incurred prior to the beginning of the capitalization period.  According to paragraph 73 of SOP 97-2, if capitalization of the software-development costs commences pursuant to SFAS No. 86, any income from the funding party under a funded software-development arrangement should be credited first to the development costs prior to capitalization.  The following table illustrates the movement of the capitalized software development costs:
	As of December 31,
	2007	2007	2006	2006
	US$	HK$	US$	HK$

Software development costs	265,533	2,071,160	256,932	2,004,067
Grant income	-	-	(26,192)	(204,296)

Capitalized development costs	265,533	2,071,160	230,740	1,799,771

Grant and subsidy income represents subsidy from the Government of the Hong Kong Special Administrative Region (“HKSAR”) for assisting us in the development of products of innovative nature.  The products developed under this subsidy plan include ProAccess and ProFacer.  Pursuant to the agreements made between us and HKSAR, HKSAR is required to provide funding to us for product development.  The funding is made available to us in accordance with the milestones as established by us and is subject to a ceiling of US$256,410 (HK$2,000,000).  We are not required to repay the Government grant, but we are required to contribute approximately 50% of the overall project cost in accordance with the grant agreement.  Also, upon completion of the project, we have to tender to the Government its pro rata share of the residual funds remaining in the project account.  In addition we are obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to us.  The royalty fee paid by us for each of the years ended December 31, 2005, 2006 and 2007 amounted to US$6,166 (HK$48,092), US$7,142 (HK$55,705) and US$7,638 (HK$59,573), respectively.  We may have to pay the Government 10% of the gross proceeds of our 2005 private placement as part of the royalty payment obligation.  We are entitled to retain ownership of the intellectual property resulting from the project.

Equity-based compensation.  We adopted SFAS No. 123, “Accounting for Stock-Based Compensation” beginning at our inception.  Effective from January 1, 2006, we adopted SFAS 123(R), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values.  The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled.

Under SFAS 123(R), we applied the Black-Scholes valuation model in determining the fair value of options granted to employees and directors.  For the year ended December 31, 2006, we granted 4,635,000 options to our employees and directors.  We did not grant any options during the year ended December 31, 2007.  Options are measured based on the fair market value of the underlying awards at the date of grant.  We recognize the relevant share-based compensation expenses on a straight-line basis over the vesting period.

Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards.  Please see Note 13 of the Notes to Consolidated Financial Statements for details.

Foreign currency translation methodology.  Our functional currency is the Hong Kong dollar because the majority of our revenues, capital expenditures, and operating and borrowing costs are either denominated in Hong Kong dollars or linked to the Hong Kong dollar exchange rate.  Accordingly, transactions and balances not already measured in Hong Kong dollars, which are primarily transactions involving the United States dollar and the Renminbi Yuan, have been re-measured into Hong Kong dollars in accordance with the relevant provisions of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.”  The object of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been kept in Hong Kong dollars.  The exchange rate adopted throughout the consolidated financial statements where United States dollars are presented was US$1 for HK$7.8.

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

Results of Operations

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006.  Operating revenues consist of project revenues and maintenance revenues.  Operating revenues for the year ended December 31, 2007 were US$2,143,059 (HK$16,715,863), a decrease of 15.0% from US$2,521,278 (HK$19,665,971) for the year ended December 31, 2006.  Project revenues decreased by US$406,465 (HK$3,170,425) (16.4%) over the same period in 2006, mainly due to a decreased volume of business, as opposed to a decrease in prices.  The decrease in volume can be attributed to our weakened cash position, which hampered our ability to fulfill contracts, plus a delay in projects awarded from potential clients.

The gross margin as a percentage of project revenues showed a very slight decrease in 2007 to 35.0% from 35.3% in 2006. Gross margin on project revenues in terms of dollars decreased to US$728,195 (HK$5,679,922) in 2007 from US$877,435 (HK$6,843,997) in 2006 due to the decrease in sales revenues.

As a percentage of all revenues, maintenance revenue was 3.0% in 2007 and 1.5% in 2006.  As part of the product purchase, we provide both product warranty and post-contract customer support to our customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts.  Management believes that the small increase in percentage is due to more customers opting to obtain a definite maintenance contract at the end of the twelve-month period.

Selling, general and administrative expenses increased from US$1,020,793 (HK$7,962,186) in 2006 to US$1,391,926 (HK$10,857,021) in 2007 due mainly to approximately US$225,000 (HK$1,755,000) in expenses incurred in connection with the issuance of the convertible debentures and an increase to allowance for doubtful accounts of US$71,011 (HK$553,889), as some of our trade receivables exceeded 90 days.  Depreciation and amortization also increased by US$123,238 (HK$961,259) because of the recent leasehold improvements made in 2005 to our office facilities and the additions to capitalized software development costs in 2006 and 2007.  As a percentage of revenues, these selling, general and administrative expenses increased from 40.5% in 2006 to 65.0% in 2007.

In 2007, we incurred stock-based compensation expenses of US$118,939 (HK$927,724) as a result of stock issued to consultants for services, as compared to US$280,565 (HK$2,188,409) in 2006.

We incurred an operating loss of US$724,473 (HK$5,650,886) in 2007, as compared to an operating loss of US$491,712 (HK$3,835,356) in 2006, as our decreased revenues in 2007 were accompanied by increased operating expenses.

We also incurred other expense in 2007 of US$128,965 (HK$1,005,918), due primarily to the amortization cost on discount of convertible debenture.  In comparison, we incurred other expenses in 2006 of US$6,984 (HK$54,463), which consisted of interest expense.  After an income tax credit of US$47,501 (HK$370,507) and expense for minority interest of US$3,408 (HK$26,583), our net loss for 2007 was US$809,345 (HK$6,312,880), as compared to a net loss of US$426,794 (HK$3,328,994) in 2006.

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

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$1,082,254 (HK$8,441,585) at December 31, 2007, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2007 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through December 31, 2008.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of US$651,023(HK$5,077,980), as compared to US$182,022 (HK$1,419,763) at December 31, 2006.  Working capital increased by US$469,001 (HK$3,658,217) due to a debenture financing in early April 2007 and an increase in accounts receivable of US$895,279 (HK$6,983,180).

During the year ended December 31, 2007, we used cash of US$650,908 (HK$5,077,083) for operating activities.  We used US$736,549 (HK$5,745,083) for investing activities, which were primarily for additions to plant and equipment and capitalized software development costs.  We invested US$365,128 (HK$2,848,000) into the moulds of embedded face recognition systems, which include the moulds of electronic boards, vision capture filters, hardware casings and accessories.  We also invested US$104,965 (HK$818,726) for computer hardware and software.  US$265,533 (HK$2,071,160) was used for capitalized software development costs.  Financing activities provided cash of US$1,388,837 (HK$10,832,929), through the offering of convertible debentures and short-term bank borrowing.  In comparison, during the year ended December 31, 2006, operating activities provided cash of US$405,088 (HK$3,159,689).  We used US$600,401 (HK$4,683,130) for investing activities, which were primarily for additions to plant and equipment and capitalized software development costs.  Our financing activities provided cash of US$26,303 (HK$205,162).

To address our need for additional working capital, we completed a financing for gross proceeds of US$1,450,000 (HK$11,310,000) in early April 2007.  We sold convertible debentures that accrue interest at 8% per annum.  The interest is payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2007 in cash or in shares at our option, with the shares to be registered pursuant to an effective registration statement and priced at the lesser of (a) $0.30 or (b) 90% of the volume-weighted average price for the 10 consecutive trading days immediately prior to payment.  The debentures have a maturity date of 36 months and are convertible at any time by the holders into shares of our common stock at a price equal to $0.30.  The debentures are convertible at our option as long as there is an effective registration statement covering the shares underlying the debentures and the closing bid price of our common stock is at least $0.75 per share.  The debentures are redeemable at our option at 120% of face value, as long as there is an effective registration statement covering the shares underlying the debentures.  The debentures contain anti-dilution protections to allow adjustments to the conversion price of the debentures in the event we sell or issue shares at a price less than the conversion price of the debentures.

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

In November 2007, we entered into an Amendment and Waiver Agreement (the “Agreement’) with the holders of our convertible debentures.  The Agreement granted a one-time waiver of all then existing events of default, reduced the conversion price from $0.30 to $0.20, granted a one-time waiver of any anti-dilution adjustment to the warrant which would have been triggered by the reduction to the conversion price, and provided for the issuance of 477,366 shares of our common stock as payment of interest due July 1, 2007 and October 1, 2007 and any late fees thereon.

At December 31, 2007, our bank overdraft was US$154,949 (HK$1,208,606).  We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  Generally, the overdraft situation does not exist for any significant length of time.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

Our current fixed overhead is approximately US$64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At December 31, 2007, our backlog of orders believed to be firm was approximately US$1,923,000 (HK$14,999,400), as compared to approximately US$2,000,000 (HK$15,600,000) at December 31, 2006.  We expect that approximately US$800,000 (HK$6,240,000) will not be filled within the current fiscal year.

As of December 31, 2007, we had the following significant contractual obligations and commercial commitments:

	Payments due by period
Contractual Obligations	Total (HK$)	Less than 1 year (HK$)	1-3 years (HK$)	3-5 years (HK$)	More than 5 years (HK$)
Long-Term Debt Obligations (1)	11,310,000		11,310,000
Interest on Long-Term Debt Obligations (1)	2,035,800	904,800	1,131,000
Operating Lease Obligations	206,546	206,546
Total	13,552,346	1,111,346	12,441,000
_________________
(1)	Assumes that no amount of the convertible debentures is converted into shares of the Company’s stock and that none of the interest is paid in shares of the Company’s stock.

See Note 19 to our Consolidated Financial Statements for additional information on our commitments and contingencies.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations", or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any off-balance sheet arrangements.

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

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

                A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

During the year ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

               Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2007.

                This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this report.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position

Dr. Kit Chong “Johnny” Ng	33	Chairman of the Board of Directors

Wai Hung “Billy” Tang	35	Acting Chief Executive Officer, Chief Operation Officer and Director

Prof. Stan Li	49	Chief Scientific Advisor

Kin Kwong “Humphrey” Cheung	35	Chief Technology Officer and Director

Eric Wong	53	Consultant

Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Vacancies in our board are filled by the board itself.  Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

Dr. Kit Chong “Johnny” Ng, Chairman.  Dr. Ng is the Chairman of the Board of Directors of the Company.  Currently, Dr. Ng’s duties include his functioning as our principal financial and accounting officer.  He received his post-doctor in computer sciences and technologies in 2006 from Tsinghua University in Beijing, China.  Dr. Ng received his bachelor’s degree in manufacturing engineering in 1996 and doctorate degree in industrial and systems engineering in 2002 from The Hong Kong Polytechnic University, and has been an Adjunct Associate Professor there, specializing in biometrics technology.  Dr. Ng first organized his own technology start-up, 303 Company Limited, in 1998.  This company, which was sold to a listed company in 2001, was a solution provider of fingerprint authentication technology.  He served as the Chief Executive Officer of that company from August 1999 to August 2001.  Shortly after this transaction, he started Titanium Technology in September 2001 with research and development as its primary activity, and gradually expanded his business venture beyond Hong Kong.

Dr. Ng has received a great deal of recognition for his achievements, which include the following:
•	one of the “Ten Outstanding Young Digi Persons 2000” by the Hong Kong Productivity Council and Hong Kong Junior Chamber (Dr. Ng is the youngest recipient in this event.);
•	“Innovative Entrepreneur of the Year” for 2003 by the Hong Kong Junior Chamber; and
•	one of the “Top 100 Cosmopolitan Chinese Confucian Businessman in 2004” by the Chinese Confucian Foundation and China Economic Daily.

The “Innovative Entrepreneur of the Year” award recognizes successful and creative entrepreneurs in greater China.  According to the selection criteria, this award recognized Titanium as one of the best companies in terms of products and services, originality of ideas, uniqueness in the market, management and marketing strategies, revenues of the company, the future prospect and potential of the company.  He is a highly sought after speaker at high level industry conferences and a frequent commentator in the media.  He was one of the speakers, representing Hong Kong, at one of the Asia-Pacific Economic Cooperation (“APEC”) business conferences held in Korea in 2005.

Mr. Wai Hung “Billy” Tang, Chief Operation Officer and Director.  Mr. Tang has been the Chief Operation Officer of Titanium Technology since July 2001 and acting Chief Executive Officer of the Company since December 2007.  He holds Bachelor’s degree in Mathematics from the Hong Kong University of Science and Technology.  Under his leadership, Titanium Technology has experienced tremendous growth and has increased its employee base to over 30 employees worldwide in just over a year.  Prior to co-founding Titanium Technology, he was also a co-founder of 303 Company Limited with Dr. Johnny Ng and Mr. Humphrey Cheung.  He served as Chairman of that company from April 1998 to January 2001.  Mr. Tang previously was an instrumental member of the research team in the department of Industrial and Systems Engineering of the Hong Kong Polytechnic University from November 1996 to March 1997, where he focused on the research of virtual reality technology.  He was a system engineer for Internet Access Hong Kong Limited, one of the largest Internet Service Providers in Hong Kong, from June 1997 to April 1998.

Prof. Stan Li, Chief Scientific Advisor.  Prof. Li has been a Researcher at National Lab of Pattern Recognition (NLPR), Institute of Automation, Chinese Academy of Sciences (CASIA), and the Director of the Center for Biometrics Research and Testing (CBRT) since August 2004.  He worked at Microsoft Research Asia (MSRA) as a Researcher from May 2000 to Aug 2004.  His role was to lead the MSRA group to develop facial recognition technologies.  Prior to that, he was an Associate Professor of Nanyang Technological University, Singapore.  His current research interest is in face recognition technologies, biometrics, intelligent surveillance, pattern recognition, and machine learning.  Prof. Li has been the Chief Scientific Advisor to Titanium Technology since June 2005.  He has published several books, including “Handbook of Face Recognition” (Springer-Verlag, 2004) and “Markov Random Field Modeling in Image Analysis” (Springer-Verlag, 2nd edition in 2001), and over 180 reference papers and book chapters in these areas.  He obtained a B.Eng from Hunan University, an M.Eng from National University of Defense Technology, and a PhD. from Surrey University where he also worked as a research fellow.  All the degrees are in Electrical and Electronic Engineering.  He is a senior member of IEEE and currently serves as editorial board of Pattern Recognition, and program committees of various international conferences.

Mr. Kin Kwong “Humphrey” Cheung, Chief Technology Officer and Director.  Mr. Cheung has been the Chief Technology Officer of Titanium Technology since July 2001.  He received a bachelor’s degree in Electronic Engineering from The Chinese University of Hong Kong in 1994 and a master’s degree in Manufacturing Engineering from The Hong Kong Polytechnic University in 1998.  Mr. Cheung is responsible for overseeing the technical development of all product lines as well as the integration of the technologies into product, systems and platforms into deliverables that will best serve market demands.  Prior to founding Titanium Technology, Mr. Cheung worked at the Computer Graphics Laboratory for the Hong Kong Polytechnic University as a research assistant.  He was also a co-founder of 303 Company Limited with Dr. Johnny Ng and Mr. Billy Tang, serving as the Chief Technical Officer from April 1999 to March 2001.  He has published several papers in the fields of computer graphics, solid modeling, biometrics, and pattern recognition.

Eric Wong, Consultant.  Mr. Wong has over 25 years of experience in the areas of production development, sales and marketing in Southeast Asia and Europe.  Accordingly, we use Mr. Wong as a consultant.  For the past five years, he has been involved primarily as the chairman of BTC Consultant Co., Ltd., a company incorporated in Hong Kong that provides professional consultancy and business services with regard to foreign investment in China.  It focuses on assisting multinational companies in obtaining commercial opportunities offered by China’s consumer market.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

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

The following table sets forth information about the remuneration of our principal executive officer and principal financial officer for services rendered during the years ended December 31, 2007, 2006 and 2005.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
(IN UNITED STATES DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Johnny Ng (Chairman of the Board of Directors) (1)	2007 2006 2005	29,103 46,154 -0-	-0- 16,500 -0-	-0- -0- -0-	29,103 62,654 -0-
Billy Tang (Chief Executive Officer) (2)	2007 2006 2005	29,103 43,974 23,077	-0- 16,500 -0	-0- -0- -0-	29,103 60,474 23,077

SUMMARY COMPENSATION TABLE
(IN HONG KONG DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Johnny Ng (Chairman of the Board of Directors) (1)	2007 2006 2005	227,000 360,000 -0-	-0- 128,700 -0-	-0- -0- -0-	227,000 488,700 -0-
Billy Tang (Chief Executive Officer) (2)	2007 2006 2005	227,000 343,000 180,000	-0- 128,700 -0-	-0- -0- -0-	227,000 471,700 180,000
__________________

(1)
Dr. Ng has been functioning as our chief financial officer for the last three fiscal years.  He also functioned as our chief executive officer from September 2001 to April 2005.  Dr. Ng waived his salary for 2005.

(2)	Mr. Tang assumed the role of chief executive officer as of December 28, 2007.

We did not grant any stock options during the year ended December 31, 2007.

The following table sets forth information with respect to options that remained unexercised at December 31, 2007 for the executive officers named above.  No options were exercised during the year ended December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Johnny Ng	150,000	-0-	0.20	July 1, 2011
Billy Tang	150,000	-0-	0.20	July 1, 2011

We do not have any pension plan or any plan that provides for the deferral of compensation on a basis that is not tax-qualified.  Our subsidiary, Titanium Technology, participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.  The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by Titanium Technology at 5% of the participants’ relevant income with a ceiling of US$2,564 (HK$20,000).  The participants are entitled to 100% of Titanium Technology’s contributions together with accrued returns irrespective of their length of service with us, but the benefits are required by law to be preserved until the retirement age of 65.  The total contributions made for MPF Scheme were US$13,586 (HK$105,972), US$13,183 (HK$102,827) and US$17,127 (HK$133,587) for the years ended December 31, 2005, 2006 and 2007, respectively.

Employment Contracts

We entered into agreements with our executive officers, Humphrey Cheung, and Billy Tang as of January 1, 2005.  While each of the agreements provides for permanent employment, each agreement may be terminated by either party at any time without cause upon two weeks’ notice or on payment of two weeks’ salary. In the event of termination, the employee is subject to a 12-month non-competition provision during which he cannot engage in any business that competes with us or deal with any of our existing customers.  The agreements provided for monthly salaries of US$2,564 (HK$20,000) for Mr. Cheung, and US$2,564 (HK$20,000) for Mr. Tang, with annual salary reviews on January 1 of each year.

Compensation of Directors

Each of our directors is an officer and employee of our company.  We do not compensate them separately for service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of February 29, 2008:

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percent of Class (2)
Johnny Ng 4/F BOCG Insurance Tower 134-136 Des Voeux Road Central Hong Kong	37,985,000 (3)	73.7%

Golden Mass Technologies Ltd. 4/F BOCG Insurance Tower 134-136 Des Voeux Road Central Hong Kong	37,835,000 (3)	73.7%

Humphrey Cheung 4/F BOCG Insurance Tower 134-136 Des Voeux Road Central Hong Kong	150,000 (3)	0.3%

Billy Tang 4/F BOCG Insurance Tower 134-136 Des Voeux Road Central Hong Kong	150,000 (3)	0.3%

All Directors and Executive Officers As a Group (4 persons)	38,285,000 (4)	73.9%
________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 51,369,602 shares of common stock outstanding as of February 29, 2008.  If a person listed on this table has the right to obtain additional shares of common stock within 60 days from February 29, 2008, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Includes 37,835,000 shares owned by Golden Mass Technologies Ltd., a British Virgin Islands company, as to which Johnny Ng has sole voting and dispositive power through an indirect 51% ownership in Golden Mass.  Humphrey Chung and Billy Tang each own 19% of Golden Mass but do not have voting or dispositive power over these shares.  Also includes 150,000 shares issuable upon exercise of vested stock options.

(4)	Includes 450,000 shares issuable upon exercise of vested stock options.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

 Equity Compensation Plans

At December 31, 2007, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,625,000	$0.20	375,000
Equity compensation plans not approved by security holders	-0-	--	-0-
Total	4,625,000	$0.20	375,000

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

Unless otherwise expressly provided in any option agreement, the unexercised portion of any option granted to an optionee automatically terminates one year after the date on which the optionee’s employment or service is terminated for any reason, other than by reason of cause, voluntary termination of employment or service by the optionee, or the optionee’s death.  Options terminate immediately upon the termination of an optionee’s employment for cause or 30 days after the voluntary termination of employment or service by the optionee.  If an optionee’s employment or consulting relationship terminates as a result of his or her death, then all options he or she could have exercised at the date of death, or would have been able to exercise within the following year if the employment or consulting relationship had continued, will be exercisable within the one year period following the optionee’s death by his or her estate or by the person who acquired the exercise right by bequest or inheritance.

Options granted under the plan are not transferable other than by will or the laws of descent and distribution and may be exercised during the optionee’s lifetime only by the optionee, except that a non-statutory stock option is transferable to a family member or trust for the benefit of a family member if the committee’s prior written consent is obtained.

We have the right to redeem any shares issued to any optionee upon exercise of the option granted under the plan immediately upon the termination of optionee’s employment or service arising from disability, the death of the optionee, the voluntary termination of employment or services of the optionee, or the termination of employment or services of the optionee for cause.  The redemption price is the fair market value of the shares on the date of the event of redemption.

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

Personal Guarantees

On February 6, 2006, Billy Tang, Johnny Ng, and Humphrey Cheung personally guaranteed our banking facilities arrangement with the bank where we maintain our checking account.  The arrangement allows us to overdraft our account up to US$256,410 (HK$2,000,000) and Messrs. Tang, Ng and Cheung have provided their personal guarantees up to that amount.

On January 22, 2007, Messrs. Tang, Ng and Cheung personally guaranteed a short-term loan from a bank in the amount of US$40,385 (HK$315,000).  Interest was charged at an effective rate of 6.75% per annum and payable monthly.  The loan was due and repaid on January 22, 2008.

We believe that the terms of these transactions were no less favorable than what could have been obtained from non-affiliates.

Director Independence

Our common stock trades in the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

We do not have any independent directors under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 14                PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2007, Zhong Yi (Hong Kong) C.P.A. (“Zhong Yi”) is expected to bill approximately US$60,000 (HK$468,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

For the fiscal year ended December 31, 2006, Zhong Yi billed US$60,000 (HK$468,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

For the fiscal years ended December 31, 2007 and 2006, Zhong Yi billed $nil and $nil, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

There were no fees billed by Zhong Yi, other than for the services described above, for fiscal years 2007 and 2006.

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

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are either filed herewith or incorporated herein by reference:

Financial Statements

The audited consolidated financial statements of Titanium Group Limited and subsidiaries as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Index to the Consolidated Financial Statements”.

Financial Statement Schedules

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)
10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.4	Office lease dated June 22, 2005 (1)
10.5	2005 Stock Plan (2)
10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.9	Form of Distributor Agreement (3)
10.10	Form of Reseller Agreement (3)
10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)
10.14	Securities Purchase Agreement dated April 3, 2007 (5)
10.15	Form of Debenture (5)
10.16	Registration Rights Agreement dated April 3, 2007 (5)
10.17	Form of Warrant (5)
10.18	November 2007 Amendment and Waiver Agreement (6)

Regulation S-K Number	Exhibit
21	Subsidiaries of the registrant (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
________________

(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 23, 2007 (File No. 0-52415), filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM GROUP LIMITED

Date: April 11, 2008	By:	/s/ Dr. Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Kit Chong "Johnny" Ng	Chairman of the Board of Directors (Principal Financial Officer and Principal Accounting Officer)	April 11, 2008
Dr. Kit Chong "Johnny" Ng

/s/ Wai Hung "Billy" Tang	Acting Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2008
Wai Hung "Billy" Tang

/s/ Kin Kwong "Humphrey" Cheung	Director	April 11, 2008
Kin Kwong "Humphrey" Cheung

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2007, 2006 and 2005	F-3 - F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7 - F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Titanium Group Limited

We have audited the accompanying consolidated balance sheets of Titanium Group Limited and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive (loss) income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titanium Group Limited and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses over the past two years, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zy (HK) CPA Co. Ltd.

Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants

Hong Kong, China
March 31, 2008

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
	As of December 31,
	2007	2007	2006
ASSETS	US$	HK$	HK$
Current assets:
Cash and cash equivalents	$149,786	$1,168,331	$1,164,528
Restricted cash	51,282	400,000	-
Accounts receivable, net	1,501,516	11,711,828	4,728,648
Inventories	190,380	1,484,962	71,156
Deposits and other receivables	50,277	392,159	342,347
Deferred tax assets	87,633	683,534	300,401
Income tax recoverable	-	-	118,442
Total current assets	2,030,874	15,840,814	6,725,522

Plant and equipment
Cost	976,567	7,617,219	3,941,296
Less: accumulated depreciation	(282,493)	(2,203,449)	(996,232)
	694,074	5,413,770	2,945,064

Intangible assets, net	476,692	3,718,194	2,642,055
TOTAL ASSETS	$3,201,640	$24,972,778	$12,312,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$154,949	$1,208,606	$1,712,024
Short-term bank loan	3,378	26,347	-
Accounts payable and accrued liabilities	1,210,050	9,438,388	3,302,651
Deferred revenue	9,855	76,867	291,084
Income tax payable	1,619	12,626	-
Total current liabilities	1,379,851	10,762,834	5,305,759

Long-term liabilities:
Debenture payable	1,306,882	10,193,679	-
Warrants liability	190,418	1,485,261	-
Total long-term liabilities	1,497,300	11,678,940	-

Total liabilities	2,877,151	22,441,774	5,305,759

Minority interest in net loss of consolidated subsidiaries	9,690	75,583	(67,159)

Stockholders’ equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 50,912,677 and 50,000,000 shares issued and outstanding	509,127	3,971,189	3,900,000
Additional paid-in capital	808,364	6,305,237	4,675,206
Accumulated deficit	(1,002,524)	(7,819,691)	(1,506,811)
Accumulated other comprehensive (loss) income	(168)	(1,314)	5,646
Total stockholders’ equity	314,799	2,455,421	7,074,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,201,640	$24,972,778	$12,312,641
See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Years ended December 31,
	2007	2007	2006	2005
REVENUE	US$	HK$	HK$	HK$
Projects
Products	$1,443,607	$11,260,136	$15,074,036	$7,877,028
Services	634,204	4,946,790	4,303,315	4,902,023
	2,077,811	16,206,926	19,377,351	12,779,051
Maintenance
Services	65,248	508,937	288,620	563,070
Total revenue	2,143,059	16,715,863	19,665,971	13,342,121

COST OF REVENUE
Projects
Cost of products sold	890,756	6,947,894	10,145,559	3,368,963
Cost of services	458,860	3,579,110	2,387,795	3,627,497
	1,349,616	10,527,004	12,533,354	6,996,460
Maintenance
Cost of services	7,051	55,000	67,378	66,000
Total cost of sales	1,356,667	10,582,004	12,600,732	7,062,460

GROSS PROFIT	786,392	6,133,859	7,065,239	6,279,661

OPERATING EXPENSES:
Selling, general and administrative	1,391,926	10,857,021	7,962,186	5,115,000
Research and development	-	-	750,000	190,100
Stock-based compensation	118,939	927,724	2,188,409	-
Total operating expenses	1,510,865	11,784,745	10,900,595	5,305,100

(LOSS) INCOME FROM OPERATIONS	(724,473)	(5,650,886)	(3,835,356)	974,561

OTHER INCOME (EXPENSE):
Government grant income	3,085	24,066	-	69,067
Other income	-	-	-	30,987
Interest income	7,202	56,179	22,537	-
Interest expense	(91,952)	(717,223)	(77,000)	(23,563)
Amortization cost on discount of convertible debenture	(47,300)	(368,940)	-	-
Total other (expense) income	(128,965)	(1,005,918)	(54,463)	76,491

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Years ended December 31,
	2007	2007	2006	2005
	US$	HK$	HK$	HK$

(LOSS) INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	$(853,438)	$(6,656,804)	$(3,889,819)	$1,051,052
Income tax benefit (expense)	47,501	370,507	493,666	(263,238)

(LOSS) INCOME BEFORE MINORITY INTEREST	(805,937)	(6,286,297)	(3,396,153)	787,814
Minority interest	(3,408)	(26,583)	67,159	7,190
NET (LOSS) INCOME	$(809,345)	$(6,312,880)	$(3,328,994)	$795,004

Net (loss) income per share
Basic and diluted	(0.02)	(0.13)	(0.07)	0.02
Weighted average number of shares outstanding
Basic and diluted	50,053,652	50,053,652	50,000,000	48,250,000

NET (LOSS) INCOME	(809,345)	(6,312,880)	(3,328,994)	795,004

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(892)	(6,960)	10,130	(1,156)

COMPREHENSIVE (LOSS) INCOME	$(810,237)	$(6,319,840)	$(3,318,864)	$793,848

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Currency expressed in Hong Kong Dollars (“HK$”))
	Years ended December 31,
	2007	2007	2006	2005
Cash flow from operating activities:	US$	HK$	HK$	HK$
Net (loss) income	$(809,345)	$(6,312,880)	$(3,328,994)	$795,004
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation and amortization	282,082	2,200,238	1,238,979	576,825
Allowance for doubtful accounts	128,312	1,000,831	446,942	-
Minority interest in earnings of a subsidiary	3,408	26,583	(67,159)	(7,190)
Stock-based compensation	118,939	927,724	2,188,409	-
Stock issued for service rendered, non-cash	40,244	313,906	-	-
Stock issued for interest on convertible debenture	58,922	459,590	-	-
Loss on disposals of long-term assets	-	-	-	29,144
Amortization cost on discount of convertible debenture	47,300	368,940	-	-
Changes in operating assets and liabilities:
Restricted cash	(51,282)	(400,000)	-	-
Accounts receivable, related party	-	-	-	1,048
Accounts receivable	(1,023,591)	(7,984,011)	(463,576)	(3,275,164)
Inventories	(181,257)	(1,413,806)	(1,419)	(48,784)
Deposits and other receivables	8,506	66,347	801,794	(1,032,672)
Deferred tax assets	(49,120)	(383,133)	(300,401)	-
Amount due to related parties	-	-	-	1,378,770
Accounts payable and accrued liabilities	786,634	6,135,737	2,889,487	(193,880)
Deferred revenue	(27,464)	(214,217)	291,084	(263,662)
Income taxes payable	16,804	131,068	(535,457)	280,655
Deferred tax liabilities	-	-	-	(41,571)
Net cash (used in) provided by operating activities	(650,908)	(5,077,083)	3,159,689	(1,801,477)

Cash flows from investing activities:
Purchase of plant and equipment	(471,016)	(3,673,923)	(2,875,473)	(783,741)
Capitalization of software development costs	(265,533)	(2,071,160)	(1,807,657)	(927,752)
Net cash used in investing activities	(736,549)	(5,745,083)	(4,683,130)	(1,711,493)

Cash flows from financing activities:
Proceeds from short-term bank loan	40,385	315,000	-	-
Repayments of long/short-term bank loan	(37,007)	(288,653)	-	(16,667)
Proceeds from convertible debenture	1,450,000	11,310,000	-	-
Net decrease in bank overdraft	(64,541)	(503,418)	205,162	1,444,012
Net proceeds from private placement	-	-	-	4,035,915
Net cash provided by financing activities	1,388,837	10,832,929	205,162	5,463,260

Foreign currency translation adjustment	(892)	(6,960)	10,130	(1,156)

NET CHANGE IN CASH AND CASH EQUIVALENTS	488	3,803	(1,308,149)	1,949,134

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	149,298	1,164,528	2,472,677	523,543

CASH AND CASH EQUIVALENTS, END OF YEAR	$149,786	$1,168,331	$1,164,528	$2,472,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$11,811	$92,128	$77,000	$23,563
Income taxes refund (paid)	$15,185	$118,442	$(342,192)	$(23,971)
Expenses in relation to issuance of convertible debenture	$225,000	$1,755,000	$-	$-
See accompanying notes to consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity

Balance as of January 1, 2005	47,000,000	390,000	-	(3,328)	1,027,179	1,413,851

Private placement of common stock, net	3,000,000	234,000	3,801,915	-	-	4,035,915

Forgiveness of shareholders’ loan	-		1,960,882	-	-	1,960,882

Par value reclassification	-	3,276,000	(3,276,000)	-	-	-

Net income for the year	-	-	-		795,004	795,004

Foreign currency translation adjustment	-	-	-	(1,156)	-	(1,156)

Balance as of January 31, 2006	50,000,000	$3,900,000	$2,486,797	$(4,484)	$1,822,183	$8,204,496

Fair value of employee stock options	-	-	2,188,409	-	-	2,188,409

Net loss for the year	-	-	-	-	(3,328,994)	(3,328,994)

Foreign currency translation adjustment	-	-	-	10,130	-	10,130

Balance as of December 31, 2006	50,000,000	$3,900,000	$4,675,206	$5,646	$(1,506,811)	$7,074,041

Issue of common stock for services rendered, non-cash	435,311	33,954	279,952	-	-	313,906

Issue of common stock for interest on convertible debenture, non-cash	477,366	37,235	422,355	-	-	459,590

Fair value of employee stock options	-	-	927,724	-	-	927,724

Net loss for the year	-	-	-	-	(6,312,880)	(6,312,880)

Foreign currency translation adjustment	-	-	-	(6,960)	-	(6,960)

Balance as of December 31, 2007	50,912,677	$3,971,189	$6,305,237	$(1,314)	$(7,819,691)	$2,455,421

See accompanying notes to consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

NOTE – 1	ORGANIZATION AND BUSINESS BACKGROUND

Titanium Group Limited (the “Company” or “TTNUF”) was incorporated as an International Business Company with limited liability in the British Virgin Islands (“BVI”) under the International Business Companies Act (“IBC Act”) of the BVI on May 17, 2004 and subsequently registered under the BVI Business Companies Act (“BVIBC Act”) on January 1, 2007 when the IBC Act was repealed and replaced with the BVIBC Act. The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

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

On September 4, 2007, the Company established a new company in Hong Kong, namely Titanium RFID Limited, which was incorporated as a limited liability company on August 28, 2007. Its principal activity was the sales and development of RFID solution service in Hong Kong and the PRC.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd. and Titanium RFID Limited (collectively known as the “Group”). The Group’s functional currency is the Hong Kong dollar.

Details of the Company’s subsidiaries as of December 31, 2007 are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Titanium Technology Limited (“TTLHK”)	Hong Kong, company with limited liability	Sales and marketing of biometric identification and security products and services	30,000 ordinary shares of HK$1 each HK$30,000 (US$3,846)	100%

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

Titanium Technology (Shenzhen) Co., Limited (“TTLSZ”)	The People’s Republic of China (the “PRC”), company with limited liability	Development of biometric technology and new products development	Registered capital HK$1,000,000 (US$128,205)	92%

Titanium RFID Limited (“TRFID”)	Hong Kong company with limited liability	Development, sales and marketing of radio frequency identification (RFID) solutions	100,000 ordinary shares of HK$1 each HK$100,000 (US$12,821)	51%

NOTE – 2	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2007, the Group had incurred a net loss of HK$6,312,880 and an accumulated deficit of HK$7,819,691. Additionally, the Group has incurred losses over the past two years. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through December 31, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

NOTE – 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The interest of the Company in the operating subsidiaries was acquired by means of exchange for shares in the Company pursuant to a share exchange agreement on June 20, 2005. The transaction is considered to be transfer between entities under common control, within the meaning of US GAAP. Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at their “fair value” at the date of their original acquisition and have been included in the foregoing financial statements as of the beginning of the periods presented.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

The consolidated financial statements include the financial statements of the Company and its subsidiaries, TTLHK, TTLSZ and TRFID.

All significant inter-company balances and transactions within the Group have been eliminated on consolidation.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Restricted cash

TTNUF’s wholly-owned subsidiary, TTLHK, maintains pledged fixed deposits of HK$400,000 as bank guarantee, with interest bearing at 0.125% per month to serve as the security to the government projects in Hong Kong.

●	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Group determines the allowance based on historical write-off experience of the Group. The Group reviews its allowance for doubtful accounts on a regular basis. Past due balances over 90 days and over a specified amount are provided for 30% general provision as allowance for doubtful accounts. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2007 and 2006, the Group recorded the allowance for doubtful accounts in the amount of HK$1,447,773 and HK$446,942, respectively.

●	Inventories

Inventories are stated at lower of cost or market value. Cost is determined using the first-in-first-out method for all inventories. Inventories consist of computer accessories purchased from various suppliers.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

●	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciation life	Residual value
Computer hardware and software	5 years	Nil
Furniture, fixtures and office equipment	5 years	5%
Moulds	5 years	Nil
Leasehold improvements	The shorter of their useful lives or over the lease terms	Nil

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible assets / Software development costs

Intangible assets consist of 1) the software licenses costs and patent costs paid to third parties and 2) the capitalized software development costs. The Group reviews software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. The Group capitalized HK$2,071,160, HK$1,799,771 and HK$910,536 for the years ended December 31, 2007, 2006 and 2005, respectively, for projects ProAccess and ProFacer. For a detailed breakdown of the intangible assets please refer to Note 7.

The Group received government funding in the amounts of HK$Nil, HK$204,296 and HK$756,723 for the years ended December 31, 2007, 2006 and 2005, respectively. This funding income was offset to software-development costs incurred prior to the beginning of the capitalization period. According to paragraph 73 of SOP 97-2, if capitalization of the software-development costs commences pursuant to SFAS No. 86, any income from the funding party under a funded software-development arrangement should be credited first to the development costs prior to capitalization. The following table illustrates the movement of the capitalized software development costs:

	As of December 31,
	2007	2006
	HK$	HK$

Software development costs	2,071,160	2,004,067
Grant income	-	(204,296)

Capitalized development costs	2,071,160	1,799,771

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

Estimated useful life
Product development costs	5 years
Patent and license right registration fee	20 years

Grant income represents subsidy from the Government of the Hong Kong Special Administrative Region (“HKSAR”) for assisting the Group in development of products of innovative nature. The products developed under this subsidy plan include ProAccess and ProFacer. Pursuant to the agreements made between the Group and HKSAR, HKSAR is required to provide funding to the Group for product development. The funding is made available to the Group in accordance with the milestones as established by the Group and is subject to a ceiling of HK$2,000,000. The Group is not required to repay the Government grant. However, the Group is required to contribute approximately 50% of the overall project cost in accordance with the grant agreement. Upon completion of the project, the Group tenders to the Government its pro rata share of the residual funds remaining in the project account. In addition the Group is obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to the Group. The royalty fee paid by the Group for the years ended December 31, 2007, 2006 and 2005 amounted to HK$59,573, HK$55,705 and HK$48,092, respectively.

The Group is entitled to retain ownership of the intellectual property resulting from the project.

●	Impairment of long-lived assets

In accordance with SFAS Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as plant, and equipment and intangible assets subject to depreciation or amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Intangible assets are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit.

●	Deferred revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

●	Revenue recognition

The Group generates revenues principally from contracts for facial based biometric identification and security projects, which typically include outside purchased workstations and live-scans devices, bundled with the Group’s proprietary software. In all cases, the customers are granted a license to use the software in perpetuity so long as the software is installed on the hardware for which it was originally intended. The contract price of the Group’s facial based biometric identification and security projects generally includes twelve months free post-contract customer support (details see Note 20).  The Group also generates revenues from services performed under fixed-price and time-and-material agreements. To a lesser extent, the Group also generates revenues from sales of its proprietary biometrics products and re-sales of products sourced from outside third parties. The Group classifies the revenues generated by these activities as either project products revenue, project services revenue or maintenance services revenue. Maintenance services are what the customer purchases if support and software upgrades are desired after the free twelve months period.

The Group applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Group applies the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Group also considers the guidance of the Emerging Issues Task Force (“EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period. Material differences may result in the amount and timing of the Group’s revenue for any period if actual results differ from management’s judgments or estimates.

(1)	Products revenue

The timing of product revenue recognition is dependent on the nature of the product sold. Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance are generally categorized into one of the following:

Facial based biometric identification and security projects that do not require significant modification or customization of the Group’s software:

Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which the Group has vendor-specific objective evidence of fair value (“VSOE”), is recognized upon installation and receipt of written acceptance of the project by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition have been met. Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the maintenance period.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

To date the Group has not made an allocation of contract revenue to separate accounting units since all of the products are delivered simultaneously and no deferral of revenue would result.

Facial based biometric identification and security projects that require significant modification or customization of the Group’s software:

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

Services revenue is primarily derived from computer engineering services, system design, consulting and integration and maintenance services that are not an element of an arrangement for the sale of products. These services are generally billed on a time and materials basis. The majority of the Group’s professional services are performed under time-and-materials arrangements. Revenue from such services is recognized as the services are provided.

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

The Group recognizes revenue when persuasive evidence of an arrangement exists, the element has been delivered, the fee is fixed or determinable, collection of the resulting receivable is probable, and VSOE of the fair value of any undelivered element exists. A discussion about these revenue recognition criteria and their applicability to the Group’s transactions as follows:

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

Persuasive evidence of an arrangement: The Group uses either contracts signed by both the customer and the Group or written purchase orders issued by the customer that legally bind the Group and the customer as evidence of an arrangement.

Product delivery: The Group deems delivery to have occurred when the products are installed and, when required under the terms of the arrangement, when accepted by the customer. Delivery of other re-sale products is recognized as revenue when products are shipped and title and risk of ownership has passed to the buyer.

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

The Group also uses authorized distributors to sell certain of its products and only the authorized distributors are allowed to resell those products. The Group requires the authorized distributors to purchase the products and then sell through the authorized distributors’ own distribution channel to the end customers. From the Group’s perspective, the authorized distributors are the ordinary customers and the only preferential treatment to them is that the sales prices to distributors have been predetermined in accordance with the distribution agreements, and are approximately 30% to 40% off the recommended retail prices. Once the products are delivered and the distributor has accepted the products, the Group bills the distributor and the distributor is obligated to settle the bill accordingly within the credit period granted. There is no right of return or other incentives given to the distributors. The Group is not required to provide training to authorized distributors.

●	Research and development costs

Research and development costs are expensed when incurred in the development of new products or processes including significant improvements and refinements of existing products. Such costs mainly relate to labor and material cost. The Group incurred HK$Nil, HK$750,000 and HK$190,100 of such costs for the years ended December 31, 2007, 2006 and 2005, respectively.

●	Advertising costs

The Group expenses advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. Advertising expenses of HK$1,207, HK$26,988 and HK$103,749 were incurred for the years ended December 31, 2007, 2006 and 2005, respectively.

●	Income taxes

The Group accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized. For details please refer to Note 12.

The Company also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company conducts business in Hong Kong and the PRC and is subject to tax in those jurisdictions. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authorities.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Group’s internal organization structure as well as information about geographical areas, business segments and major customers in these financial statements. The Group operates in one principal business segment.

●	Comprehensive income

Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Foreign currency translation

The Group’s functional currency is the Hong Kong dollar because the majority of the Group’s revenues, capital expenditures and operating and borrowing costs are either denominated in Hong Kong dollars or linked to the Hong Kong dollar exchange rate. Accordingly, transactions and balances not already measured in Hong Kong dollars (primarily transactions involving the United States dollars (“US dollars” or “US$”) and the Renminbi Yuan (“RMB”)) have been re-measured into Hong Kong dollars in accordance with the relevant provisions of SFAS No. 52, “Foreign Currency Translation”. The objective of this re-measurement process is to produce largely the same results that would have been reported if the accounting records had been kept in Hong Kong dollars. The exchange rate adopted throughout the consolidated financial statements where US dollars are presented was US$1 / HK$7.8.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

Cash, receivables, payables, and loans are considered monetary assets and liabilities and have been translated using the exchange rate as of the balance sheet dates. Non-monetary assets and liabilities, including non-current assets and stockholders’ equity, are stated at their actual dollar cost or are restated from their historic cost, by applying the historical exchange rate as monthly average exchange rates to underlying transactions.

●	Net (loss) income per share

The Group calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the year ended December 31, 2005, warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the sale of common stock (see Note 10) were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period. For the year ended December 31, 2006, share options granted to employees and non-employees (see Note 13) are excluded from the computation of diluted net loss per share as the stock options were anti-dilutive.

●	Equity-based compensation

The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” beginning at its inception. Effective from January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires all share-based payments to employees and directors, including grants of employee stock options and restricted stock units, to be recognized in the financial statements based on their grant date fair values. The valuation provisions of SFAS 123(R) apply to new awards, to awards granted to employees and directors before the adoption of SFAS 123(R) whose related requisite services had not been provided, and to awards which were subsequently modified or cancelled.

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

Under SFAS 123(R), the number of share-based awards for which the service is not expected to be rendered for the requisite period should be estimated, and the related compensation cost not recorded for that number of awards. Please see Note 13 for details.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

●	Fair value of financial instruments

The carrying value of the Group’s financial instruments, which include cash and cash equivalents, accounts receivables, deposits and other receivables, bank overdraft, deferred revenue, other payables and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

●	Related parties

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

●	Recently issued accounting standards

The Group has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. The Group believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Group believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Group engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Group expects SFAS No. 141(R) will have an impact on accounting

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Group is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51” (“SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Group believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

NOTE – 4	ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2007	2006
	HK$	HK$

Accounts receivable, trade	13,159,601	5,175,590

Less: allowance for doubtful accounts	(1,447,773)	(446,942)

Accounts receivable, net	11,711,828	4,728,648

For the years ended December 31, 2007, 2006 and 2005, the Group provided the allowance for doubtful accounts of HK$1,000,831, HK$446,942 and HK$Nil, respectively.

NOTE – 5	DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	As of December 31,
	2007	2006
	HK$	HK$

Amount due from minority shareholders	116,159	-
Sundry debtors	5,397	104,755
Prepayments	127,689	92,744
Rental and utility deposits	142,914	144,848

Deposits and other receivables	392,159	342,347

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

NOTE – 6	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	As of December 31,
	2007	2006
	HK$	HK$

Computer hardware and software	2,176,544	1,357,818
Furniture, fixtures and office equipment	871,687	865,106
Moulds	3,783,000	935,000
Leasehold improvements	781,900	781,900
Foreign translation difference	4,088	1,472

	7,617,219	3,941,296
Less: accumulated depreciation	(2,200,188)	(994,971)
Less: foreign translation difference	(3,261)	(1,261)

Plant and equipment, net	5,413,770	2,945,064

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 were HK$1,205,217, HK$666,048 and HK$193,957, respectively.

NOTE – 7	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	As of December 31,
	2007	2006
	HK$	HK$

Product development costs	5,750,359	3,679,199
Patent and license right registration fee	147,522	147,522

	5,897,881	3,826,721
Less: accumulated amortization	(2,179,687)	(1,184,666)

Intangible assets, net	3,718,194	2,642,055

The amortization of the intangible assets is calculated on a straight-line basis over their expected useful lives and charged to the consolidated statements of operations. Amortization expenses for the years ended December 31, 2007, 2006 and 2005 were HK$995,021, HK$572,931 and HK$382,868, respectively.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

NOTE – 8	BANK OVERDRAFT

The amount of the overdraft as of December 31, 2007 and 2006 was HK$1,208,606 and HK$1,712,024, respectively. The average month-end amount of the overdraft for the years ended December 31, 2007 and 2006 was HK$1,138,126 and HK$1,243,865, respectively. The bank overdraft is subject to an interest rate of 1.5% per annum over the Hong Kong Prime Rate (7% and 8% as of December 31, 2007 and 2006 respectively) or 2% per annum over the overnight HIBOR (2.625% and 4.0625% as of December 31, 2007 and 2006 respectively), whichever is higher. The interest rate being charged on the bank overdraft as of December 31, 2007 and 2006 was 8.5% and 9.5% per annum respectively. The weighted average interest rate for the years ended December 31, 2007 and 2006 was 9.33% and 9.65% respectively. The Group’s subsidiary, TTLHK incurred interest expense on this overdraft facility of HK$80,455, HK$77,000 and HK$22,188 for the years ended December 31, 2007, 2006 and 2005. The overdraft facility is reviewed by the bank on a monthly basis and is subject to cancellation at the discretion of the bank. TTLHK is required to deposit payments of accounts receivable in the account to which the overdraft applies. The overdraft facility is secured by all of the assets of TTLHK and is personally guaranteed by the directors of TTLHK. There is an annual facility fee of HK$7,500.

NOTE – 9	SHORT-TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the director of TTLHK, with effective interest rate at 6.75% per annum payable monthly, with principal due January 22, 2008.

NOTE – 10	COMMON STOCK

At the time of incorporation, the Company's authorized capital was 1,000,000 shares of common stock, par value US$0.05 (HK$0.390). On June 20, 2005, the authorized capital was changed to 100,000,000 shares of common stock, par value US$0.01 (HK$0.078).

Pursuant to a share exchange agreement dated June 22, 2005, the Company issued 47,000,000 shares in exchange for the then outstanding shares of TTLHK and TTLSZ. They then became wholly owned subsidiaries of the Company.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

A reclassification of HK$3,276,000 was made to common stock and additional paid in capital to agree the cumulative amounts paid to the common stock's par value.

On November 27, 2007, the Company issued 477,366 shares of common stock issued for interest on convertible debenture at its fair value on the grant date.

On December 14, 2007, the Company issued 185,311 shares of common stock issued to Equity Performance Group for service rendered.

On December 31, 2007, the Company issued 250,000 shares of common stock issued to MarketByte LLC for service rendered.

NOTE – 11	NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net (loss) income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net (loss) income per share for the years indicated:

	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$
Basic and diluted net (loss) income per share calculation
Numerator:
Net (loss) income in computing basic net (loss) income per share	(6,312,880)	(3,328,994)	795,004

Denominator:
Weighted average ordinary shares outstanding	50,053,652	50,000,000	48,250,000

Basic and diluted net (loss) income per share	(0.13)	(0.07)	0.02

For the years ended December 31, 2007 and 2006 in which the Group had a net loss, stock options granted to employees and non-employees would have been anti-dilutive and excluded from the computation of diluted losses per share.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

NOTE – 12	INCOME TAXES

Income taxes consist of the following:
	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$

Current tax expense (benefit)	12,626	(193,265)	304,809
Deferred tax benefit	(383,133)	(300,401)	(41,571)

Income taxes (benefit) expense	(370,507)	(493,666)	263,238

The components of (loss) income before income taxes and minority interest separating US, Hong Kong and PRC tax jurisdictions are as follows:

	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$

Loss subject to British Virgin Island	(4,706,533)	(2,348,706)	(987,760)
(Loss) income subject to Hong Kong	(985,886)	(551,660)	2,326,412
Loss subject to the PRC	(964,385)	(989,453)	(287,600)

(Loss) income before income taxes and minority interest	(6,656,804)	(3,889,819)	1,051,052

Income tax (benefit) expense applicable to Hong Kong operation only	(370,507)	(493,666)	263,238

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

For the years ended December 31, 2007, 2006 and 2005, provision for income taxes represents Hong Kong profits tax of HK$12,626, HK$Nil and HK$118,442, respectively for TTNUF’s subsidiaries operating in Hong Kong. Hong Kong profits tax rate is 17.5% on the subsidiary's estimated assessable profits arising in Hong Kong. A reconciliation of (loss) income before income taxes to the effective tax rate for the Hong Kong subsidiaries as follows:

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$

(Loss) income before income taxes	(985,886)	(551,660)	2,326,412
Statutory income tax rate	17.5%	17.5%	17.5%
Income tax impact at Hong Kong profits tax rate	(172,530)	(96,541)	407,122
Income not taxable for tax purposes:
- Interest income	(9,831)	(3,900)	(5,423)
Expenses not deductible for tax purposes:
- Non-deductible donations	175	-	3,381
- Loss on disposal of plant and equipment	-	-	5,100
- Difference between book and tax depreciation	92,679	16,012	97
- Capitalization of product development costs	(189,615)	(215,972)	(93,564)
- Over provision in prior year	-	(193,265)	-
- Others	(91,385)	-	(53,475)

Effective income tax (benefit) expenses	(370,507)	(493,666)	263,238

Income taxes payable as of December 31, 2007 and 2006 consists of Hong Kong profits tax of HK$12,626 and HK$Nil, respectively.

The PRC

The Group’s subsidiary, TTLSZ is operating in the PRC is subject to PRC Foreign Enterprise Income Tax at a rate of 15% on the subsidiary's assessable profits, based on existing PRC tax legislation, interpretations and practices in respect thereof. No provision for PRC Foreign Enterprise Income Tax has been made as the subsidiary did not have any assessable profits for the years ended December 31, 2007, 2006 and 2005.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the PRC (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. However, TTLSZ is considered a foreign invested enterprise and its ultimate applicable effective tax rate in 2008 and beyond will depend on many factors, including but not limited to whether certain of its legal entity will be subject to a transitional policy under the Corporate Income Tax Law, whether TTLSZ can continue to enjoy the unexpired tax holidays.

As of December 31, 2007, the aggregate cumulative tax losses of $3,273,838 which can be carried forward indefinitely to offset future taxable income. The deferred tax assets consist mainly of tax losses from differing tax regimes and for which a certain amount of valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

The following table sets forth the significant components of the deferred tax assets for Hong Kong and the PRC operations as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
	HK$	HK$
Deferred tax assets:
Plant and equipment	(878,810)	(325,748)
Allowances for doubtful accounts	253,360	51,970
Net operating loss carryforwards	2,127,444	902,258
Less: valuation allowance	(818,460)	(328,079)

Deferred tax assets	683,534	300,401

NOTE – 13	STOCK BASED COMPENSATION

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

	No. of options	Weighted average exercise price
Options outstanding as of January 1, 2006	-
Granted in July	4,635,000	US$ 0.20
Cancelled	(10,000)	US$ 0.20
Forfeited	-	-

Options outstanding as of December 31, 2006	4,625,000	US$ 0.20
Granted	-	-
Forfeited	-	-
Options outstanding as of December 31, 2007	4,625,000	US$ 0.20

Options exercisable as of December 31, 2007	4,625,000	US$ 0.20

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

Range of exercise prices	No. of option outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of option exercisable	Weighted average exercise price

US$ 0.20 – 0.50	4,625,000	2.13	0.20	4,625,000	0.20

As of December 31, 2007, there was no unrecognized compensation cost related to nonvested stock options. The grant date fair value of stock options vested during the year ended December 31, 2007 is US$0.20 (HK$1.56) per share. All unvested stock option awards outstanding at December 31, 2006 became fully vested during the year ended December 31, 2007.

The Company adopted SFAS No. 123(R), “Share-Based Payment” using the Black-Scholes Option Pricing Model to estimate the fair value of options. The weighted average fair value of options granted during the year ended December 31, 2007 was US$0.10 (HK$0.78) per share. Weighted average assumptions used in the valuation for year ended December 31, 2007 are summarized below:

Risk free interest rate (%)	5.04
Dividend yield (%)	0
Expected life of option grants (years)	2.13
Expected volatility of option grants (%)	88.8

The Company charged HK$927,724 (US$118,939) of stock-based compensation to operations for the year ended December 31, 2007 by applying the fair value method in accordance with SFAS No. 123(R).

NOTE – 14	CONVERTIBLE DEBENTURE

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

•	Redeemable at the option of the Company at 120% of face value, as long as there is an effective registration statement covering the shares underlying the debentures; and
•	Anti-dilution protections to allow adjustments to the conversion price of the debentures in the event the Company sells or issues shares at a price less than the conversion price of the debentures.
•
The holders of the Debenture and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Debenture or the exercise of the Warrants.

In connection with the Financing, on the same date, the Company issued warrants to investors that are exercisable for up to 4,833,333 shares of common stock of the Company with an exercise price of US$0.50 per share. The warrants are exercisable for a five-year period commencing on April 3, 2007. The Company also paid a placement fee of HK$1,131,000 (US$145,000) and issued warrants to the placement agents entitling the holders to purchase an aggregate of 483,333 shares of common stock of the Company at an exercise price of US$0.315 per share in a warrant life of seven years.

Proceeds of the financing are used for working capital and for the further development of the Company’s proprietary technology.

On April 3, 2007, the Company received HK$9,555,000 (US$1,225,000), net of expenses in relation to issuance of the Debenture of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the year ended December 31, 2007, HK$368,940 (US$47,300) was amortized and recorded as part of financing expenses.

As of December 31, 2007, the fair value of the warrants of HK$1,485,261 (US$190,418) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	4.46
Expected dividend yield (%)	0
Expected term in years (years)	5
Expected volatility (%)	100.4

Expected volatilities are calculated using the historical prices of the Company’s common stock and based on the historical volatility of a similar company’s common stock that has similar characteristic in terms of revenue and share price and other factors. The expected term of warrants granted is based on the term of the exercisable periods. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

On November 23, 2007, the Company entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the holders of the Debentures.  The Waiver Agreement granted a one-time waiver of all then existing events of default, reduced the conversion price from US$0.30 to US$0.20, granted a one-time waiver of any anti-dilution adjustment to the warrant which would have been triggered by the reduction to the conversion price, and provided for the issuance of 855,339 shares of common stock as payment of interest due July 1, 2007, October 1, 2007, January 1, 2008 and any late fees thereon. 477,366 shares of common stock were issued on November 27, 2007 and 377,973 shares of common stock were subsequently issued on January 15, 2008.

NOTE – 15	PENSION PLANS

The Group’s subsidiary, TTLHK participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by TTLHK operating in Hong Kong at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of TTLHK’s contributions together with accrued returns irrespective of their length of service with TTLHK, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were HK$133,587, HK$102,827and HK$105,972 for the years ended December 31, 2007, 2006 and 2005, respectively.

Under the PRC Law, full-time employees of the Group’s subsidiary, TTLSZ are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. TTLSZ is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were HK$81,530, HK$64,294 and HK$27,922 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE – 16	STATUTORY RESERVES

Under the PRC Company Law, the Group’s subsidiary, TTLSZ is required to make appropriations to three reserves funds, the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of TTLSZ’s registered capital. Appropriation to the statutory public welfare fund is 10% of the after-tax net earnings determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. No appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

As TTLSZ has recorded an operating loss under the PRC GAAP for the years ended December 31, 2007, 2006 and 2005, no appropriation to statutory reserves was made during these periods.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

NOTE – 17	SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group’s customers is:

●	Hong Kong, including the government and commercial sectors; and
●	The PRC, mainly the government sector.

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of December 31,
	2007	2006
	HK$	HK$
Long-lived assets:
- Hong Kong	9,086,440	5,534,210
- The PRC	45,524	52,909

	9,131,964	5,587,119

	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$

Revenue:
- Hong Kong	16,594,335	17,692,455	7,081,868
- The PRC	121,528	1,973,516	2,344,574
- International	-	-	3,915,679

	16,715,863	19,665,971	13,342,121

NOTE – 18	CONCENTRATIONS AND RISKS

The Company is exposed to the followings concentrations of risk:

(a)           Major customers

For the years ended December 31, 2007, 2006 and 2005, customers who account for 10% or more of revenues are presented as follows:

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$

Customer A	2,461,250	-	-
Customer B	2,115,990	-	-
Customer C	1,001,321	-	1,606,855
Customer D	631,800	7,581,000	-
Customer E	-	2,769,000	-
Customer F	-	-	1,755,000
Customer G	-	-	1,538,642
Customer H	-	-	1,532,700
Customer I	-	-	364,770
Customer J	-	-	62,400
Customer K	-	-	42,878

	6,210,361	10,350,000	6,903,245

As of December 31, 2007 and 2006, accounts receivables from customers who account for 10% or more of revenues are presented as follows:

	As of December 31,
	2007	2006
	HK$	HK$

Customer A	3,077,993	-
Customer B	2,115,990	-
Customer D	-	-
Customer E	-	1,470,342

	5,193,983	1,470,342

(b)           Major vendors

For the years ended December 31, 2007, 2006 and 2005, vendors who account for 10% or more of purchases are presented as follows:

	Years ended December 31,
	2007	2006	2005
	HK$	HK$	HK$

Vendor A	1,619,701	-	-
Vendor B	1,255,384	4,353,758	-
Vendor C	1,057,995	-	-

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

Vendor D	-	4,007,000	-
Vendor E	-	1,120,670	168,977
Vendor F	-	-	1,538,642

	3,933,080	9,481,428	1,707,619

As of December 31, 2007 and 2006, accounts payable from vendors who account for 10% or more of purchases are presented as follows:

	As of December 31,
	2007	2006
	HK$	HK$

Vendor A	1,145,753	-
Vendor B	-	-
Vendor C	1,057,995	-

	2,203,748	-

(c)           Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from long-term borrowings. Borrowings issued at variable rates expose the Company to cash flow interest-rate risk. Borrowings issued at fixed rates expose the Company to fair value interest-rate risk. Company policy is to maintain approximately all of its borrowings in fixed rate instruments. As of December 31, 2007 and 2006, all of borrowings were at fixed rates.

(e)	Exchange rate risk

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
 (Original currency expressed in Hong Kong Dollars (“HK$”))

NOTE – 19	COMMITMENTS AND CONTINGENCIES

(a)           Operating leases

The Group leased three office premises and one staff quarter in Hong Kong and the PRC under non-cancelable operating lease agreements for a period of one to three years, due June 30, 2008, April 11, 2008, August 14, 2008 and August 21, 2008 respectively. Total lease expenses for the years ended December 31, 2007, 2006 and 2005 were HK$628,634, HK$567,388 and HK$262,518, respectively.

Future minimum rental payments due under a non-cancelable operating lease are as follows:

Year ending December 31,:

2008	206,546

(b)           Contractual obligations

The Company has incurred various contractual obligations and financial commitments in the normal course of the operating and financing activities. As of December 31, 2007, the Company has the expected future contractual cash obligations to interest charges of HK$904,800, HK$904,800, and HK$226,200 in 2008, 2009 and thereafter.

NOTE – 20	PRODUCT WARRANTIES AND POST-CONTRACT CUSTOMER SUPPORT

Under the terms of the contracts, the Group will provide both product warranty and post-contract customer support (“PCS”) to its customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts.

The Group’s standard warranty for its software products generally covers a twelve-month period. The Group has not experienced any material returns where it was under obligation to honor this standard warranty provision. Warranty claims on hardware deficiencies are covered by the particular hardware suppliers. As such, no reserve for product warranty has been provided in the accompanying consolidated balance sheets or reflected in the result of operations for the years ended December 31, 2007, 2006 and 2005.

The nature of the PCS consists of the provision of a technical support telephone hotline to the customers. As the usage of this hotline is very seldom, the Group did not maintain any specific personnel to operate this hotline. As a result, the cost of the PCS during the free support period is insignificant and no reserve for the cost of PCS is required.

NOTE – 21	CAPITAL COMMITMENT

As of December 31, 2007, the Company has a capital commitment of HK$51,000 (US$6,538) to its equity interest in the share capital of TRFID.