Form 10-Q
period 2008-03-31
Titanium Group LTD
filed 2008-05-16
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
51,644,399 shares of Common Stock, $0.01 par value, as of March 31, 2008

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
	March 31,		December 31,
	2008	2008	2007
ASSETS	US$ (unaudited)	HK$ (unaudited)	HK$ (audited)
Current assets:
Cash and cash equivalents	$46,911	$365,902	$1,168,331
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	886,801	6,917,044	11,711,828
Inventories	104,777	817,258	1,484,962
Deposits and other receivables	45,719	356,612	392,159
Deferred tax assets	87,633	683,534	683,534
Income tax recoverable	-	-	-
Total current assets	1,223,123	9,540,350	15,840,814

Plant and equipment
Cost	978,245	7,630,311	7,617,219
Less: accumulated depreciation	(333,545)	(2,601,648)	(2,203,449)
	644,700	5,028,663	5,413,770

Intangible assets, net	609,061	4,750,679	3,718,194

TOTAL ASSETS	$2,476,884	$19,319,692	$24,972,778

Current liabilities:
Bank overdraft	$98,765	$770,369	$1,208,606
Short-term bank loan	-	-	26,347
Accounts payable and accrued liabilities	763,582	5,955,930	9,438,388
Deferred revenue	-	-	76,867
Income tax payable	1,619	12,626	12,626
Total current liabilities	863,966	6,738,925	10,762,834

Long-term liabilities:
Debenture payable	1,430,831	11,160,482	10,193,679
Warrants liability	28,675	223,665	1,485,261
Total long-term liabilities	1,459,506	11,384,147	11,678,940

Total liabilities	2,323,472	18,123,072	22,441,774

Minority interest in net loss of consolidated subsidiaries	7,579	59,119	75,583

Stockholders’ equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 and 50,912,677 shares issued and outstanding	516,444	4,028,263	3,971,189
Additional paid-in capital	831,247	6,483,726	6,305,237
Accumulated deficit	(1,199,590)	(9,356,799)	(7,819,691)
Accumulated other comprehensive loss	(2,268)	(17,689)	(1,314)
Total stockholders’ equity	145,833	1,137,501	2,455,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,476,884	$19,319,692	$24,972,778
See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)
	Three Months Ended March 31,
	2008	2008	2007
	US$	HK$	HK$
REVENUE
Projects
Products	185,867	1,449,763	1,438,888
Services	303,550	2,367,692	1,074,070
	489,417	3,817,455	2,512,958
Maintenance
Services	10,854	84,664	121,804
Total revenue	500,271	3,902,119	2,634,762

COST OF REVENUE
Projects
Cost of products sold	117,463	916,213	948,223
Cost of services	219,506	1,712,144	641,805
	336,969	2,628,357	1,590,028
Maintenance
Cost of services	2,564	20,000	15,000
Total cost of sales	339,533	2,648,357	1,605,028
GROSS PROFIT	160,738	1,253,762	1,029,734

OPERATING EXPENSES
Selling, general and administrative	376,603	2,937,506	2,128,581
Stock-based compensation	-	-	543,013
Total operating expenses	376,603	2,937,506	2,671,594
LOSS FROM OPERATIONS	(215,865)	(1,683,744)	(1,641,860)

OTHER INCOME (EXPENSE):
Government grant income	5,419	42,267	24,066
Interest income	50	387	388
Interest expense	(26,574)	(207,275)	(38,138)
Gain from change in warrant liability	37,794	294,793	-
	16,689	130,172	(13,684)
LOSS BEFORE INCOME TAXES AND MINORITY INTEREST	(199,176)	(1,553,572)	(1,655,544)
Income tax benefit	-	-	26,071

LOSS BEFORE MINORITY INTEREST	(199,176)	(1,553,572)	(1,629,473)
Minority interest	2,111	16,464	31,624

NET LOSS	(197,065)	(1,537,108)	(1,597,849)

Net loss per share – Basic and diluted	(0.00)	(0.03)	(0.03)

Weighted average number of shares outstanding – Basic and diluted	51,644,399	51,644,399	50,000,000

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three Months Ended March 31,
	2008	2008	2007
	US$	HK$	HK$

NET LOSS	(197,065)	(1,537,108)	(1,597,849)

Other comprehensive loss:
Foreign currency translation loss	(2,099)	(16,375)	(4,131)

COMPREHENSIVE LOSS	(199,164)	(1,553,483)	(1,601,980)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
 (Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Three months ended March 31,
	2008	2008	2007
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	(197,065)	(1,537,108)	(1,597,849)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	96,944	756,162	418,539
Allowances for doubtful accounts	12,765	99,566	400,000
Minority interest in earning of subsidiaries	(2,111)	(16,464)	(31,624)
Stock-based compensation	-	-	543,013
Gain from change in warrant liability	(37,794)	(294,793)	-
Stock issued for service rendered, non-cash	10,389	81,037	-
Changes in assets and liabilities:
Accounts receivable	601,951	4,695,218	(466,493)
Inventories	85,603	667,704	(25,843)
Deposits and other receivable	4,557	35,547	(538,261)
Deferred tax assets	-	-	(26,071)
Accounts payable	(426,657)	(3,327,932)	629,709
Deferred revenue	(9,855)	(76,867)	(121,804)
Net cash provided by (used for) operating activities	138,727	1,082,070	(816,684)

Cash flows from investing activities:
Purchase of plant and equipment	(1,574)	(12,275)	(5,708)
Capitalization of software development costs	(178,367)	(1,391,265)	(328,720)
Net cash used for investing activities	(179,941)	(1,403,540)	(334,428)

Cash flows from financing activities:
Proceeds from short-term bank loan	-	-	315,000
Repayments of short-term bank loan	(3,378)	(26,347)	(51,774)
Net increase in bank overdraft	(56,184)	(438,237)	258,604
Net cash (used for) provided by financing activities	(59,562)	(464,584)	521,830

Foreign currency translation adjustment	(2,099)	(16,375)	(4,131)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(102,875)	(802,429)	(633,413)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,786	1,168,331	1,164,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	46,911	365,902	531,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	(27,981)	(218,254)	38,138
Income tax paid	-	-	-

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 1 - GENERAL

Titanium Group Limited (the “Company” or “TTNUF”) was incorporated as an International Business Company with limited liability in the British Virgin Islands (“BVI”) under the International Business Companies Act (“IBC Act”) of the British Virgin Islands on May 17, 2004 and subsequently registered under the BVI Business Companies Act (“BVIBC Act”) on January 1, 2007 when the IBC Act was repealed and replaced with the BVIBC Act.  The Company, through its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., mainly focus in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd. (collectively known as the “Group”). The Group’s functional currency is the Hong Kong dollar.

NOTE 2 – BASIS OF PRESENTATION OF FIRST QUARTER PERIOD

The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and the requirements of Regulation S-X. They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods ended March 31, 2008 presented are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the annual financial statements presented in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2008, the Group had incurred a net loss of HK$1,537,108 and an accumulated deficit of HK$9,356,799. Additionally, the Group has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through March 31, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Group engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Group expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Group is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Group believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Group's future financial position or results of operations.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group.  For the period ended March 31, 2008, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

During the three months ended March 31, 2008, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of March 31, 2008 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

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

The Group also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

For the three months ended March 31, 2008, the Group and its subsidiaries incurred net operating losses of approximately HK$2,100,663 for income tax purposes and no provision for income taxes is necessary.

The Group recognized a deferred tax asset of approximately HK$683,534 as of March 31, 2008, primarily relating to cumulative net operating loss carry forwards of approximately HK$10,316,137. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Group considers projected future taxable income and tax planning strategies in making this assessment. At present, the Group does not have a history of income to conclude that it is more likely than not that the Group will be able to realize all of its tax benefits. Therefore, a valuation allowance of HK$683,534 was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Group continue to be profitable in future periods with supportable trend, the valuation allowance will be reversed accordingly.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 7 – SHORT-TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the directors, with effective interest rate at 6.75% per annum payable monthly. It was fully repaid in January 22, 2008.

NOTE 8 – CONVERTIBLE DEBENTURE

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the period ended March 31, 2008, the Company recorded HK$294,793 (US$37,794) as gain from change in warrant liability in the statement of operation.

As of March 31, 2008, the fair value of the warrants of HK$223,665 (US$28,675) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

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

NOTE 9 – SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group’s customers is:

●	Hong Kong, including the government and commercial sectors; and
●	The PRC, mainly the government sector.

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of
	March 31, 2008	December 31,2007
	HK$	HK$
Long-lived assets:
- Hong Kong	$9,736,358	$9,086,440
- The PRC	42,984	45,524

	$9,779,342	$9,131,964

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Three months ended March 31,
	2008	2007
	HK$	HK$
Revenue:
- Hong Kong	$3,862,209	$2,630,093
- The PRC	39,910	4,669

	$3,902,119	$2,634,762

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Group leased two office premises in Hong Kong and the PRC under non-cancelable operating lease agreements for a period of two to three years, due June 30, 2008 and April 11, 2008, respectively. The annual aggregate lease payment is HK$101,830.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.  For the three months ended March 31, 2008, project revenues increased by US$167,243 (HK$1,304,497) (51.9%) over the same period in 2007, mainly due to an increased volume of business, as opposed to an increase in unit prices.  The increased volume of business can be attributed to the deployment of projects in new sectors, such as the property development market in Hong Kong and Mainland China.

The gross margin on projects as a percentage of project revenues was 31.1% for the 2008 quarter, as compared to 36.7% for the 2007 quarter.  The decrease in gross profit percentage can be attributed to increased market competition.  Gross profit on projects increased in terms of dollars in 2008 by US$34,124 (HK$266,168) because of the increased volume of business.

Selling, general, and administrative expenses increased by US$103,708 (HK$808,925) (38.0%) in 2008 as compared to 2007 due mainly to US$102,564 (HK$800,000) expended to establish a new office in Zhong Shan, China.  We paid a one-time office setup cost of US$64,103 (HK$500,000) and will be paying a monthly management fee of US$12,821 (HK$100,000) to a third party to run and maintain this office.  Depreciation and amortization expense increased by US$43,285 (HK$337,623) due to acquisitions of equipments and technologies associated with development of embedded solutions made in the third quarter of 2007, and professional fees increased by US$28,776 (HK$224,455). Our allowances for doubtful accounts decreased by US$38,517 (HK$300,434) due to the collection of various account receivables.

Primarily as a result of the increase in selling, general and administrative expenses, we incurred an increased operating loss in 2008 of US$215,865 (HK$1,683,744) as compared to an operating loss in 2007 of US$210,495 (HK$1,641,860).

We had other income in 2008 of US$16,689 (HK$130,172), due to the gain from a change in warrant liability of US$37,794 (HK$294,793) and government grant income of US$5,419 (HK$42,267), which more than offset interest expense of US$26,574 (HK$207,275).  In contrast, we had other expense in 2007 of US$1,754 (HK$13,684), which consisted primarily of interest expense.  We had an income tax credit of US$3,342 (HK$26,071) for 2007, but none in 2008.

In summary, we generated 48.1% more revenues in the quarter ended March 31, 2008, but only a 21.8% increase in gross profit.  The lower net profit margin and a 10.0% increase in operating expenses resulted in a net loss of US$197,065 (HK$1,537,108) as compared to net loss of US$204,852 (HK$1,597,849) for the comparable 2007 quarter.

Liquidity and Capital Resources

As of March 31, 2008.  At March 31, 2008, we had working capital of US$359,157 (HK$2,801,425), as compared to US$651,023 (HK$5,077,980) at December 31, 2007.  The decrease was due primarily to the operating loss for the three months ended March 31, 2008.  At March 31, 2008, we showed decreases in cash of US$102,876 (HK$802,429), accounts receivable, net of US$601,951 (HK$4,695,218), and inventories of US$85,603 (HK$667,704), as well as decreases in bank overdraft of US$56,184 (HK$438,237) and accounts payable of US$426,657 (HK$3,327,932).

During the three months ended March 31, 2008, our operating activities provided cash of US$138,727 (HK$1,082,070), as compared to US$104,703 (HK$816,684) used in 2007.  We also used US$179,941 (HK$1,403,540) for investing activities in 2008, which were primarily for capitalized software development costs, as compared to US$42,875 (HK$334,428) used in 2007, also primarily for capitalized software development costs.  Financing activities, which consisted primarily of a reduction in bank overdraft, used cash of US$59,562 (HK$464,584) in 2008.  In comparison, financing activities, consisting of proceeds from a short-term bank loan and increase in bank overdraft, provided cash of US$66,901 (HK$521,830) in 2007.

At March 31, 2008, our bank overdraft was US$98,765 (HK$770,369).  We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  Generally, the overdraft situation does not exist for any significant length of time.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

In light of our working capital of US$359,157 (HK$2,801,425) at March 31, 2008, we believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year.  Our current fixed overhead is approximately $64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At March 31, 2008, our backlog of orders believed to be firm was approximately US$1,800,000 (HK$14,040,000), as compared to approximately US$2,000,000 (HK$15,600,000) at March 31, 2007.  We expect that approximately US$900,000 (HK$7,020,000) will not be filled within the current fiscal year.

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

Not required.

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

TITANIUM GROUP LIMITED

May 15, 2008	By:	/s/ Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Principal Financial Officer

May 15, 2008	By:	/s/ Wai Hung "Billy" Tang
Wai Hung "Billy" Tang
Acting Chief Executive Officer