Form 10-Q
period 2008-06-30
Titanium Group LTD
filed 2008-08-13
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

15/F, Kennedy Town Commercial Tower, 23 Belcher’s Street, Kennedy Town, Hong Kong
 (Address of principal executive offices)(Zip Code)

(852) 3427 3177
(Registrant’s telephone number, including area code)

4/F, BOCG Insurance Tower, 134-136 Des Voeux Road Central, Hong Kong
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
51,644,399 shares of Common Stock, $0.01 par value, as of June 30, 2008

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 (Unaudited)	4-5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-13

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
	June 30,		December 31,
	2008	2008	2007
ASSETS	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)
Current assets:
Cash and cash equivalents	$188,319	$1,468,888	$1,168,331
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	491,633	3,834,735	11,711,828
Inventories	102,423	798,899	1,484,962
Deposits and other receivables	54,736	426,937	392,159
Deferred tax assets	87,633	683,534	683,534
Income tax recoverable	-	-	-
Total current assets	976,026	7,612,993	15,840,814

Plant and equipment
Cost	686,142	5,351,911	7,617,219
Less: accumulated depreciation	(335,807)	(2,619,297)	(2,203,449)
	350,335	2,732,614	5,413,770

Intangible assets, net	680,312	5,306,434	3,718,194

TOTAL ASSETS	$2,006,673	$15,652,041	$24,972,778

Current liabilities:
Bank overdraft	$172,708	$1,347,121	$1,208,606
Short-term bank loan	-	-	26,347
Accounts payable and accrued liabilities	393,831	3,071,880	9,438,388
Deferred revenue	-	-	76,867
Income tax payable	1,619	12,626	12,626
Total current liabilities	568,158	4,431,627	10,762,834

Long-term liabilities:
Debenture payable	1,433,221	11,179,124	10,193,679
Warrants liability	28,675	223,665	1,485,261
Total long-term liabilities	1,461,896	11,402,789	11,678,940

Total liabilities	2,030,054	15,834,416	22,441,774

Minority interest in net loss of consolidated subsidiaries	5,201	40,569	75,583

Stockholders’ (deficit) equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 and 50,912,677 shares issued and outstanding	516,444	4,028,263	3,971,189
Additional paid-in capital	831,247	6,483,726	6,305,237
Accumulated deficit	(1,374,006)	(10,717,244)	(7,819,691)
Accumulated other comprehensive loss	(2,267)	(17,689)	(1,314)
Total stockholders’ (deficit) equity	(28,582)	(222,944)	2,455,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,006,673	$15,652,041	$24,972,778
See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS
FOR THETHREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2008	2008	2007	2008	2008	2007
	US$	HK$	HK$	US$	HK$	HK$

REVENUE, NET
Projects
Products	322,166	2,512,893	2,026,748	508,033	3,962,656	3,465,636
Services	23,834	185,903	835,500	327,384	2,553,595	1,909,570
	346,000	2,698,796	2,862,248	835,417	6,516,251	5,375,206

Maintenance
Services	9,078	70,804	82,805	19,932	155,468	204,609
Total revenue	355,078	2,769,600	2,945,053	855,349	6,671,719	5,579,815

COST OF REVENUE
Projects
Cost of products sold	477,961	3,728,098	912,474	595,424	4,644,311	1,860,697
Cost of services	17,894	139,577	214,519	237,400	1,851,721	856,324
	495,855	3,867,675	1,126,993	832,824	6,496,032	2,717,021

Maintenance
Cost of services	1,282	10,000	10,000	3,846	30,000	25,000

Total cost of revenue	497,137	3,877,675	1,136,993	836,670	6,526,032	2,742,021

GROSS (LOSS) PROFIT	(142,059)	(1,108,075)	1,808,060	18,679	145,687	2,837,794

OPERATING EXPENSES
Selling, general and administrative	139,413	1,087,412	2,531,465	516,017	4,024,916	4,660,046
Stock-based compensation	-	-	327,181	-	-	870,194

Total operating expenses	139,413	1,087,412	2,858,646	516,017	4,024,916	5,530,240

LOSS FROM OPERATIONS	(281,471)	(2,195,487)	(1,050,586)	(497,338)	(3,879,229)	(2,692,446)

OTHER INCOME (EXPENSE):
Sundry income	138,181	1,077,813	-	138,181	1,077,813	-
Government grant income	-	-	-	5,419	42,267	24,066
Interest income	35	275	34,848	85	662	35,236
Interest expense	(31,148)	(242,956)	(429,943)	(57,722)	(450,231)	(468,081)
Gain from change in warrant liability	(2,390)	(18,642)	-	35,404	276,151	-
Total other income (expense)	104,678	816,490	(395,095)	121,367	946,662	(408,779)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND
COMPREHENSIVE LOSS (CONTINUE)
FOR THETHREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2008	2008	2007	2008	2008	2007
	US$	HK$	HK$	US$	HK$	HK$

LOSS BEFORE INCOME TAX	(176,793)	(1,378,997)	(1,445,681)	(375,971)	(2,932,567)	(3,101,225)
Income tax benefit (expense)	-	-	19,156	-	-	45,227

LOSS BEFORE MINORITY INTEREST	(176,793)	(1,378,997)	(14,426,525)	(375,971)	(2,932,567)	(3,055,998)
Minority interest	2,378	18,550	19,665	4,489	35,014	51,289

NET LOSS	(174,415)	(1,360,447)	(1,406,860)	(371,482)	(2,897,553)	(3,004,709)

Other comprehensive loss:
Foreign currency translation loss	-	-	(3,784)	(2,099)	(16,375)	(7,915)

COMPREHENSIVE LOSS	(174,415)	(1,360,447)	(1,410,644)	(373,581)	(2,913,928)	(3,012,624)

Net loss per share - basic and diluted	(0.00)	(0.03)	(0.03)	(0.01)	(0.06)	(0.06)
Weighted average number of shares outstanding - basic and diluted	51,644,399	51,644,399	50,000,000	51,456,343	51,456,343	50,000,000

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Six months ended June 30,
	2008	2008	2007
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	(371,482)	(2,897,553)	(3,004,709)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	185,454	1,446,538	853,002
Allowances for doubtful accounts	(11,608)	(90,541)	725,882
Minority interest in earning of subsidiaries	(4,489)	(35,014)	(51,289)
Stock-based compensation	-	-	870,194
Gain from disposal of plant and equipment	(34,079)	(265,813)	-
Amortization cost on discount of convertible debenture	(35,404)	(276,151)	400,210
Stock issued for service rendered, non-cash	10,389	81,037
Changes in assets and liabilities:
Accounts receivable	1,021,492	7,967,634	(1,477,141)
Inventories	87,957	686,063	(67,865)
Deposits and other receivable	(4,459)	(34,778)	(1,868,918)
Deferred tax assets	-	-	(45,227)
Accounts payable	(504,304)	(3,933,582)	(1,998,279)
Deferred revenue	(9,855)	(76,867)	(204,608)
Net cash provided by (used for) operating activities	329,612	2,570,973	(5,868,748)

Cash flows from investing activities:
Purchase of plant and equipment	(1,500)	(11,700)	(7,198)
Capitalization of software development costs	(301,786)	(2,353,934)	(641,353)
Net cash used for investing activities	(303,286)	(2,365,634)	(648,551)

Cash flows from financing activities:
Proceeds from short-term bank loan	-	-	315,000
Repayments of short-term bank loan	(3,378)	(26,347)	(130,390)
Proceeds from convertible debenture, net of expenses	-	-	9,555,000
Net increase in bank overdraft	17,758	138,515	(834,711)
Net cash provided by financing activities	14,380	112,168	8,904,899

Foreign currency translation adjustment	(2,173)	(16,950)	(7,915)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,533	300,557	2,379,685

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,786	1,168,331	1,164,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	188,319	1,468,888	3,544,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	31,101	242,586	38,138
Income tax paid	-	-	26,071

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2008, the Group had incurred a net loss of HK$2,897,553 and an accumulated deficit of HK$10,717,244. Additionally, the Group has incurred substantive losses over the past several years and has a capital deficit of HK$222,944. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through June 30, 2008. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Group does not expect the adoption of SFAS No. 162 to have a material effect on the financial condition or results of operations of the Group.

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group.  For the period ended June 30, 2008, outstanding warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the prior sale of common stock were not considered to have a dilutive effect since the exercise price of the warrants exceeded the average market price of the common stock for that period.

During the six months ended June 30, 2008, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of June 30, 2008 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 6 – INCOME TAXES

The Group accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Group also adopts the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The adoption of FIN 48 did not have a significant impact on the Group’s consolidated financial statements.

For the six months ended June 30, 2008, the Group and its subsidiaries incurred net operating losses of approximately HK$2,932,567 for income tax purposes and no provision for income taxes is necessary.

The Group recognized a deferred tax asset of approximately HK$683,534 as of June 30, 2008, primarily relating to cumulative net operating loss carry forwards of approximately HK$10,316,137. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Group considers projected future taxable income and tax planning strategies in making this assessment. At present, the Group does not have a history of income to conclude that it is more likely than not that the Group will be able to realize all of its tax benefits. Therefore, a valuation allowance of HK$683,534 was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Group continue to be profitable in future periods with supportable trend, the valuation allowance will be reversed accordingly.

NOTE 7 – SHORT-TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the directors, with effective interest rate at 6.75% per annum payable monthly,fully repayable in January 22, 2008.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the period ended June 30, 2008, the Company recorded HK$276,151 (US$35,404) as gain from change in warrant liability in the statement of operation.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

As of June 30, 2008, the fair value of the warrants of HK$223,665 (US$28,675) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

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

NOTE 9 – SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group’s customers is:

●	Hong Kong, including the government and commercial sectors; and
●	The PRC, mainly the government sector.

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of
	June 30, 2008	December 31,2007
	HK$	HK$
Long-lived assets:
- Hong Kong	$7,999,178	$9,086,440
- The PRC	39,870	45,524

	$8,039,048	$9,131,964

	Six months ended June 30,
	2008	2007
	HK$	HK$
Revenue:
- Hong Kong	$6,447,949	$5,544,887
- The PRC	223,770	34,928

	$6,671,719	$5,579,815

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Group leases an office premise under a non-cancelable operating lease for a term of 3 years due May 25, 2011. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $242,796 and $304,540 for the six months ended June 30, 2008 and 2007.

Period ending June 30,
2009	$331,262
2010	303,996
2010	303,996

Total	$939,254

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.  For the three months ended June 30, 2008, project revenues decreased by US$20,955 (HK$163,452) (5.7%) over the same period in 2007, mainly due to a slight decrease in project pricing owing to increased competition.

Our cost of projects revenue exceeded revenues due to materials we purchased for a Housing Authority project of approximately US$256,400 (HK$2,000,000) that cannot be billed to the client.  In contrast, the gross margin on projects as a percentage of project revenues was 60.6% for the 2007 quarter.

Selling, general, and administrative expenses decreased by US$185,135 (HK$1,444,053) (57.0%) in 2008 as compared to 2007 due mainly to reduction of professional expenses of US$29,447 (HK$229,683), reduction of promotion expenses of US$27,951 (HK$218,015), reduction of provision of doubtful debt of US$66,152 (HK$515,989).  Salaries decreased by US$31,339 (HK$244,441) due to the termination of temporary staffs on March 31, 2008.

Primarily as a result of the gross loss on projects, we incurred an increased operating loss in 2008 of US$281,471 (HK$2,195,487) as compared to an operating loss in 2007 of US$134,691 (HK$1,050,586), despite the decrease in selling, general and administrative expenses.

We had other income in 2008 of US$104,678 (HK$816,490), due to sundry income of US$138,181 (HK$1,077,813), which mainly consists of the receipt of a refund for promotion expenses of US$104,103 (HK$812,000), which was paid in 2007, and a gain of US$34,079 (HK$265,813) due to disposal of fixed asset, which more than offset interest expense of US$31,148 (HK$242,956).  In contrast, we had other expense in 2007 of US$50,653 (HK$395,095), which consisted primarily of interest expense.

In summary, while we generated a gross loss in the quarter ended June 30, 2008, our net loss decreased by US$5,950 (HK$46,413) as compared to the 2007 quarter, due to the reduction in operating expenses and the receipt of other income.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.  For the six months ended June 30, 2008, project revenues increased by US$146,288 (HK$1,141,045) (21.2%) over the same period in 2007, mainly due to increased volume of business in the first quarter of 2008 compared to the first quarter of 2007.

Our gross profit on projects was less than 1% as our cost of projects revenue exceeded revenues for the quarter ended June 30, 2008 as discussed above.  In contrast, the gross margin on projects as a percentage of project revenues was 49.5% for the six months ended June 30, 2007.

Selling, general, and administrative expenses decreased by US$81,427 (HK$635,130) (13.6%) in 2008 as compared to 2007 due to reduction of salary of US$18,761 (HK$146,334) and reduction of provision of doubtful debt of US$104,670 (HK$816,423), offset by increase in depreciation of US$31,801 (HK$248,049).

Primarily as a result of the decreased gross profit on projects, we incurred an increased operating loss in 2008 of US$497,338 (HK$3,879,229) as compared to an operating loss in 2007 of US$345,185 (HK$2,692,446), despite the decrease in selling, general and administrative expenses.

We had other income in 2008 of US$121,367 (HK$946,662), due to sundry income of US$138,181 (HK$1,077,813), which mainly consists of the receipt of a refund for promotion expenses of US$104,103 (HK$812,000), which was paid in 2007, and a gain of US$34,079 (HK$265,813) due to disposal of asset.  We also had a gain from change in warrant liability of US$35,404 (HK$276,151) which more than offset interest expense of US$57,722 (HK$450,231).  In contrast, we had other expense in 2007 of US$52,408 (HK$408,779), which primarily consisted of interest expense.

In summary, while we generated only a small gross profit for the six months ended June 30, 2008, our net loss decreased by US$13,738 (HK$107,156) as compared to the comparable 2007 period, due to the receipt of other income.

Liquidity and Capital Resources

As of June 30, 2008.  At June 30, 2008, we had working capital of US$407,867 (HK$3,181,366), as compared to US$651,023 (HK$5,077,980) at December 31, 2007.  The decrease was due primarily to the operating loss for the six months ended June 30, 2008.  At June 30, 2008, we showed decreases in accounts receivable, net of US$1,009,884 (HK$7,877,093) and inventories of US$87,957 (HK$686,063), offset by a decrease in accounts payable of US$816,219 (HK$6,366,508).

During the six months ended June 30, 2008, our operating activities provided cash of US$329,612 (HK$2,570,973), as compared to US$752,404 (HK$5,868,748) used in 2007.  We also used US$303,286 (HK$2,365,634) for investing activities in 2008, which were primarily for capitalized software development costs, as compared to US$83,148 (HK$648,551) used in 2007, also primarily for capitalized software development costs.  Financing activities, which consisted primarily of an increase in bank overdraft, provided cash of US$14,380 (HK$112,168) in 2008.  In comparison, financing activities, consisting of proceeds from the sale of convertible debentures and an increase in bank overdraft, provided cash of US$1,141,654 (HK$8,904,899) in 2007.

At June 30, 2008, our bank overdraft was US$172,708 (HK$1,347,121).  We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft our account up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  Generally, the overdraft situation does not exist for any significant length of time.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.

In light of our working capital of US$407,867 (HK$3,181,366) at June 30, 2008, we believe that we have current and available capital resources sufficient to fund planned operations for the remainder of the current fiscal year.  Our current fixed overhead is approximately $32,051 (HK$250,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At June 30, 2008, our backlog of orders believed to be firm was approximately US$1,800,000 (HK$14,040,000), as compared to approximately US$2,000,000 (HK$15,600,000) at June 30, 2007.  We expect that approximately US$900,000 (HK$7,020,000) will not be filled within the current fiscal year.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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
______________
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

TITANIUM GROUP LIMITED

August 13, 2008	By:	/s/ Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Principal Financial Officer

	By:	/s/ Wai Hung "Billy" Tang
Wai Hung "Billy" Tang
Acting Chief Executive Officer