Form 10-Q
period 2008-09-30
Titanium Group LTD
filed 2008-11-12
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ________________

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
51,644,399 shares of Common Stock, $0.01 par value, as of September 30, 2008

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of September 30, 2008 (Unaudited and December 31, 2007	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2008 and 2007 (Unaudited)	4 - 5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 – 13

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
	September 30,		December 31,
	2008	2008	2007
ASSETS	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)
Current assets:
Cash and cash equivalents	$68,985	$538,084	$1,168,331
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	354,644	2,766,222	11,711,828
Inventories	95,781	747,094	1,484,962
Deposits and other receivables	40,160	313,249	392,159
Deferred tax assets	87,633	683,534	683,534
Total current assets	698,485	5,448,183	15,840,814

Plant and equipment
Cost	610,537	4,762,192	7,617,219
Less: accumulated depreciation	(269,391)	(2,101,250)	(2,203,449)
	341,146	2,660,942	5,413,770

Intangible assets, net	698,092	5,445,114	3,718,194

TOTAL ASSETS	$1,737,723	$13,554,239	$24,972,778

Current liabilities:
Bank overdrafts	$-	$-	$1,208,606
Short-term bank loan	-	-	26,347
Accounts payable and accrued liabilities	283,233	2,209,215	9,438,388
Deferred revenue	-	-	76,867
Income tax payable	1,619	12,626	12,626
Total current liabilities	284,852	2,221,841	10,762,834

Long-term liabilities:
Debenture payable	1,435,611	11,197,766	10,193,679
Warrants liability	28,675	223,665	1,485,261
Total long-term liabilities	1,464,286	11,421,431	11,678,940

Total liabilities	1,749,138	13,643,272	22,441,774

Minority interest in net loss of consolidated subsidiaries	2,735	21,336	75,583

Stockholders’ (deficit) equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 and 50,912,677 shares issued and outstanding	516,444	4,028,263	3,971,189
Additional paid-in capital	831,247	6,483,726	6,305,237
Accumulated deficit	(1,359,574)	(10,604,669)	(7,819,691)
Accumulated other comprehensive loss	(2,267)	(17,689)	(1,314)
Total stockholders’ (deficit) equity	(14,150)	(110,369)	2,455,421

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,737,723	$13,554,239	$24,972,778
See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2008	2008	2007	2008	2008	2007
	US$	HK$	HK$	US$	HK$	HK$
REVENUE, NET
Projects
Products	$289,832	$2,260,694	$2,391,577	$797,865	$6,223,350	$5,857,213
Services	59,516	464,223	957,672	386,900	3,017,818	2,867,242
	349,348	2,724,917	3,349,249	1,184,765	9,241,168	8,724,455

Maintenance
Services	9,966	77,735	4,804	29,898	233,203	209,413

Total revenue	359,314	2,802,652	3,354,053	1,214,663	9,474,371	8,933,868

COST OF REVENUE
Projects
Cost of products sold	121,917	950,951	1,682,525	717,341	5,595,262	3,543,222
Cost of services	47,376	369,534	239,989	284,776	2,221,255	1,096,313
	169,293	1,320,485	1,922,514	1,002,117	7,816,517	4,639,535

Maintenance
Cost of services	1,282	10,000	700	5,128	40,000	25,700

Total cost of revenue	170,575	1,330,485	1,923,214	1,007,245	7,856,517	4,665,235

GROSS PROFIT	188,739	1,472,167	1,430,839	207,418	1,617,854	4,268,633

OPERATING EXPENSES
Selling, general and administrative	145,887	1,137,912	2,757,538	661,904	5,162,828	7,417,584
Stock-based compensation	-	-	57,530	-	-	927,724

Total operating expenses	145,887	1,137,912	2,815,068	661,904	5,162,828	8,345,308

INCOME (LOSS) FROM OPERATIONS	42,852	334,255	(1,384,229)	(454,486)	(3,544,974)	(4,076,675)

OTHER INCOME (EXPENSE):
Sundry income	-	-	-	138,181	1,077,813	-
Government grant income	-	-	-	5,419	42,267	24,066
Interest income	2	17	17,281	87	679	52,517
Interest expense	(28,498)	(222,288)	(482,161)	(86,220)	(672,519)	(550,032)
Amortization cost on discount of convertible debenture	(2,390)	(18,642)	(451,442)	(7,170)	(55,926)	(851,652)
Gain from change in warrant liability	-	-	-	40,184	313,435	-
Total other income (expense)	(30,886)	(240,913)	(916,322)	90,481	705,749	(1,325,101)

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS (CONTINUE)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2008	2008	2007	2008	2008	2007
	US$	HK$	HK$	US$	HK$	HK$

INCOME (LOSS) BEFORE INCOME TAX	11,966	93,342	(2,300,551)	(364,005)	(2,839,225)	(5,401,776)
Income tax benefit	-	-	24,636	-	-	69,863

INCOME (LOSS) BEFORE MINORITY INTEREST	11,966	93,342	(2,275,915)	(364,005)	(2,839,225)	(5,331,913)
Minority interest	2,466	19,233	-	6,955	54,247	-

NET INCOME (LOSS)	14,432	112,575	(2,275,915)	(357,050)	(2,784,978)	(5,331,913)

Other comprehensive loss:
Foreign currency translation loss	-	-	-	(2,099)	(16,375)	(7,915)

COMPREHENSIVE INCOME (LOSS)	14,432	112,575	(2,275,915)	(359,149)	(2,801,353)	(5,339,828)

Net income loss per share – basic and diluted	-	0.002	(0.046)	(0.007)	(0.054)	(0.107)

Weighted average number of shares outstanding – basic and diluted	51,644,399	51,644,399	50,000,000	51,519,950	51,519,950	50,000,000

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)
	Nine months ended September 30,
	2008	2008	2007
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	(357,050)	(2,784,978)	(5,331,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	271,312	2,116,230	1,348,996
Allowances for doubtful accounts	(60,339)	(470,645)	1,299,708
Minority interest in earnings of subsidiaries	(6,955)	(54,247)	-
Stock-based compensation	-	-	927,724
Gain from disposal of plant and equipment	(34,079)	(265,813)	-
Amortization cost on discount of convertible debenture	(33,014)	(257,509)	851,652
Stock issued for service rendered, non-cash	10,389	81,037	-
Changes in assets and liabilities:
Accounts receivable	1,207,212	9,416,251	(3,648,296)
Inventories	94,598	737,868	(97,232)
Deposits and other receivable	10,117	78,910	(457,314)
Deferred tax assets	-	-	(69,863)
Accounts payable and accrued liabilities	(614,902)	(4,796,247)	2,113,730
Other tax payable	-	-	(291,084)
Income tax payable	-	-	(5,139)
Deferred revenue	(9,855)	(76,867)	-
Net cash provided by (used in) operating activities	477,434	3,723,990	(3,359,031)

Cash flows from investing activities:
Purchase of plant and equipment	(22,319)	(174,091)	(2,861,923)
Capitalization of software development costs	(375,416)	(2,928,244)	(919,670)
Net cash used in investing activities	(397,735)	(3,102,335)	(3,781,593)

Cash flows from financing activities:
Proceeds from short-term bank loan	-	-	315,000
Repayments of short-term bank loan	(3,378)	(26,347)	(210,409)
Proceeds from convertible debenture, net of expenses	-	-	9,555,000
Net decrease in bank overdraft	(154,949)	(1,208,606)	(1,079,795)
Net cash (used in) provided by financing activities	(158,327)	(1,234,953)	8,579,796

Effect of exchange rate changes on cash and cash equivalents	(2,173)	(16,949)	(7,915)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(80,801)	(630,247)	1,431,257

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,786	1,168,331	1,164,528

CASH AND CASH EQUIVALENTS, END OF PERIOD	68,985	538,084	2,595,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	59,599	464,875	81,948
Income tax paid	-	-	-

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd. (collectively known as the “Group”). The Group’s functional currency is Hong Kong dollar.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2007 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any future period.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

As of September 30, 2008, the Group had incurred a net loss of HK$2,784,978 and an accumulated deficit of HK$10,604,669. Additionally, the Group has incurred substantive losses over the past several years and has a capital deficit of HK$110,369. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through September 30, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Group has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Group engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Group expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Group is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Group believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Group’s future financial position or results of operations.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Group is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Group is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Group’s financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Group does not expect it to have an effect on the Group’s financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Group does not expect it to have an effect on the Group’s financial position, results of operations or cash flows.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

Also in June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Group is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Group’s financial position, results of operations or cash flows.

NOTE 5 – PER SHARE INFORMATION

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the period ended September 30, 2008, outstanding warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the nine months ended September 30, 2008, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of September 30, 2008 is anti-dilutive. As a result, diluted income (loss) per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic income (loss) per share.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

For the nine months ended September 30, 2008, the Group and its subsidiaries incurred net operating losses of approximately HK$2,839,225 for income tax purposes and no provision for income taxes is necessary.

As of September 30, 2008, the Group recognized a deferred tax asset of approximately HK$683,534, primarily relating to the aggregate cumulative tax losses of HK$12,124,151 are available to be carried forward indefinitely to offset future taxable income, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a valuation allowance of HK$1,562,692 has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 7 – CONVERTIBLE DEBENTURE

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

Proceeds of the financing are used for working capital and for the further development of the Company’s proprietary technology.

On April 3, 2007, the Company received HK$9,555,000 (US$1,225,000), net of expenses in relation to issuance of the Debenture of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the three and nine months ended September 30, 2008, the Company recorded nil and HK$313,435 (US$40,184) as gain from change in warrant liability in the statement of operation.

As of September 30, 2008, the fair value of the warrants of HK$223,665 (US$28,675) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

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

NOTE 8 – SEGMENT INFORMATION

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of
	September 30, 2008	December 31, 2007
	HK$	HK$
Long-lived assets:
- Hong Kong	$8,069,300	$9,086,440
- The PRC	36,756	45,524

	$8,106,056	$9,131,964

	Nine months ended September 30,
	2008	2007
	HK$	HK$
Revenue:
- Hong Kong	$8,907,879	$8,897,900
- The PRC	566,492	35,968

	$9,474,371	$8,933,868

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company rented office space under non-cancelable operating lease agreements which run for a term of 9 months to 3 years, due January 31, 2009, June 20, 2009 and May 25, 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $381,898 and $454,778 for the period ended September 30, 2008 and 2007. As of September 30, 2008, future minimum annual operating lease payments are as follows:

Period ending September 30,
2009	$333,734
2010	303,996
2010	202,664

Total	$840,394

NOTE 10 – COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.  For the three months ended September 30, 2008, projects revenues decreased by US$80,043 (HK$624,332) (18.6%) over the same period in 2007, The decrease of projects revenues was attributed to the reduction of provision of services rendered as the Company’s new strategy is to focus on sales of its own proprietary products.

Our cost of projects as a percentage of projects revenues was 48.5% for 2008 as compared to 57.4% for 2007.  The decrease was attributed to the increased portion of sales from the Company’s proprietary products in the three months ended September 30, 2008, which carried lower costs when compared to products from other third party vendors.

Selling, general, and administrative expenses decreased by US$207,644 (HK$1,619,626) (58.7%) in 2008 as compared to 2007 due mainly to a reduction in: (i) promotion expenses of US$22,145 (HK$172,733), (ii) allowance for provision of doubtful debts of US$122,299 (HK$953,930) and (iii) salaries of US$49,555 (HK$386,529).

As a result of the increased gross profit and reduction in selling, general and administrative expenses, we generated income from operations in 2008 of US$42,852 (HK$334,255) as compared to an operating loss in 2007 of US$177,465 (HK$1,384,229).

We had other expense in 2008 of US$30,886 (HK$240,913), due primarily to interest expense of US$28,498 (HK$222,288).  In contrast, we had other expense of US$117,477 (HK$916,322) in 2007, due primarily to interest expense of US$61,815 (HK$482,161).  We paid down our bank overdrafts of US$172,708 (HK$1,347,121) during the third quarter, thereby reducing our interest expense.  Other expense decreased also because of a reduction of amortization of discount of US$57,877 (HK$451,442).

In summary, while we experienced decreased revenues in the quarter ended September 30, 2008, we generated net income of US$14,432 (HK$112,575), due to the increase in gross profit and reduction in operating expenses and interest expense.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.  For the nine months ended September 30, 2008, projects revenues increased by US$66,245 (HK$516,713) (5.9%) over the same period in 2007, mainly due to increased volume of business in the first quarter of 2008 compared to the first quarter of 2007.

Our cost of projects as a percentage of projects revenues was 84.6%, as compared to 53.2% for the nine months ended September 30, 2007. The increase was mainly attributed to the second quarter of 2008 when we purchased materials for a Housing Authority Project of approximately US$256,400 (HK$2,000,000) that could not be billed to the client.

Selling, general, and administrative expenses decreased by US$289,071 (HK$2,254,756) (30.4%) in 2008 as compared to 2007 due to a reduction in (i) salary of US$63,290 (HK$493,665) and (ii) allowance for doubtful debts of US$226,968 (HK$1,770,353) , offset by an increase in depreciation of US$27,924 (HK$217,808).

Primarily as a result of the decreased operating expenses, we incurred a decreased operating loss in 2008 of US$454,486 (HK$3,544,974) as compared to an operating loss in 2007 of US$522,651 (HK$4,076,675), despite the decrease in gross profit.

We had other income in 2008 of US$90,481 (HK$705,749), due to sundry income of US$138,181 (HK$1,077,813), which mainly consisted of a refund for promotion expenses of US$104,103 (HK$812,000), which was paid in 2007, and a gain on disposal of plant and equipments of US$34,079 (HK$265,813).  We also had a gain from change in warrant liability of US$40,184 (HK$313,435) to offset interest expense of US$86,220 (HK$672,519). In contrast, we had other expense in 2007 of US$169,885 (HK$1,325,101), which primarily consisted of interest expense and amortization of discount.

In summary, while we experienced a decreased gross profit for the nine months ended September 30, 2008, our net loss decreased by US$326,530 (HK$2,546,935) as compared to the comparable 2007 period, due to the reduction in operating expenses and increase in other income.

Liquidity and Capital Resources

As of September 30, 2008.  At September 30, 2008, we had working capital of US$413,633 (HK$3,226,342), as compared to US$651,023 (HK$5,077,980) at December 31, 2007.  The decrease was primarily due to the reductions in (i) accounts receivable, net of US$1,146,873 (HK$8,945,606), (ii) cash of US$80,801 (HK$630,247), (iii) inventories of US$94,598 (HK$737,868), (iv) accounts payable of US$926,817 (HK$7,229,173) and (v) bank overdraft of US$154,949 (HK$1,208,606).

During the nine months ended September 30, 2008, our operating activities provided cash of US$477,434 (HK$3,723,990), as compared to US$430,645 (HK$3,359,031) used in 2007.  We also used US$397,735 (HK$3,102,335) for investing activities in 2008, which was primarily for capitalized software development costs, as compared to US$484,820 (HK$3,781,593) used in 2007, also primarily for plant and equipment.  We used US$158,327 (HK$1,234,953) for financing activities, consisting primarily of repayment of bank overdrafts.  In contrast, financing activities provided cash of US$1,099,974 (HK$8,579,796) in 2007, primarily through the sale of convertible debentures for net proceeds of US$1,225,000 (HK$9,555,000).

Our bank overdrafts was US$154,949 (HK$1,208,606) at December 31, 2007.  We have a banking facilities arrangement with the bank where we maintain our checking account that allows us to overdraft up to US$256,410 (HK$2,000,000).  Our officers and directors have provided their personal guarantees up to that amount for the banking facilities arrangement.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The bank charges interest on the overdraft at the higher of 1.5% over the Hong Kong prime rate or 2% over the overnight HIBOR (Hong Kong Interbank Offered Rate).  Generally, the overdraft situation does not exist for any significant length of time.  The consequences of not paying according to the terms of our agreement with the bank are the same as for any other secured loan.  The bank would be entitled to foreclose on the collateral and/or seek repayment from the guarantors.  The bank overdraft was paid off during the quarter ended September 30, 2008.

In light of our working capital of US$413,633 (HK$3,226,342) at September 30, 2008, we believe that we have current and available capital resources sufficient to fund planned operations for the last quarter of the current fiscal year.  Our current fixed overhead is approximately $51,282 (HK$400,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At September 30, 2008, several backlog orders of approximately US$1,200,000 (HK$9,360,000) will be confirmed, as compared to approximately US$2,000,000 (HK$15,600,000) at September 30, 2007.  We expect that approximately US$900,000 (HK$7,020,000) will be carried forward to the next fiscal year.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceedings.

Item 1A.	Risk Factors

There were no other material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)
10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.4	Office lease dated June 22, 2005 (1)
10.5	2005 Stock Plan (2)
10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.9	Form of Distributor Agreement (3)
10.10	Form of Reseller Agreement (3)
10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)
10.14	Securities Purchase Agreement dated April 3, 2007 (5)

Regulation S-K Number	Exhibit
10.15	Form of Debenture (5)
10.16	Registration Rights Agreement dated April 3, 2007 (5)
10.17	Form of Warrant (5)
10.18	November 2007 Amendment and Waiver Agreement (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
____________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 23, 2007 (File No. 0-52415), filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

November 11, 2008	By:	/s/ Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Principal Financial Officer

November 11, 2008	By:	/s/ Wai Hung "Billy" Tang
Wai Hung "Billy" Tang
Acting Chief Executive Officer