Form 10-K
period 2008-12-31
Titanium Group LTD
filed 2009-03-23
CIK 1338520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ________________________ to ____________________

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
[  ]Yes   [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $523,496 as of June 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  51,644,399 as of March 17, 2009

Documents incorporated by reference:  None

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

We established a BVI company to hold Titanium Technology, as we believed that it would be easier to attract investment capital into a BVI company rather than a Hong Kong company.  Most of our investors in our completed private placement in 2005 are United States citizens.  We believe that a BVI company having a corporate jurisdiction located in closer proximity to the United States made the investors feel more at ease than one located in Asia.  BVI was selected as a compromise, as its laws, which are under the British system, are similar to those of Hong Kong.  While the BVI entity is the parent company, our accounting history is that of Titanium Technology and therefore our operations go back to 2001 when Titanium Technology began operations.

Titanium Technology is engaged in developing products utilizing biometrics technologies, licensing of technologies, professional services, and project contracting.  Based in Hong Kong with a research and development center in Shenzhen, China, and a sales representative office in the United States, Titanium Technology has built a network of IT practitioners and researchers, enabling us to provide proprietary biometrics products and professional services.  We have developed and sold Automatic Face Recognition Systems, or AFRS, and other biometric and security solutions to governments, law enforcement agencies, gaming companies, and other organizations in China and other parts of Asia.  Our AFRS products enable customers to capture human face images electronically, encode facial image into searchable files (faceprint), and precisely compare a set of faces to a database containing potentially thousands of faces in seconds.

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

For over eight years, we have researched, developed, and marketed face biometrics technologies that incorporate advanced concepts in neural networks, artificial intelligence, image processing, pattern recognition, data mining, and massively parallel computing.  Our researchers have taken recognition algorithms and, using advanced methods of software engineering, turned core mathematical modules into practical applications.  Titanium Technology supports the latest standards in face biometrics and we are focused on enabling our customers to expand the capabilities of their systems as their biometric needs evolve.

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

In 2004, we launched our intelligent surveillance product, ProFacer, and promoted it into casino and financial institution markets.  We also set up distribution networks in mainland China, Australia, United States, Turkey and Japan.  Titanium Technology has delivered biometrics security products, consulting services, and systems integration services to various government offices, financial institutions, universities, telecommunication companies, and international corporations.  In 2006, we were named to the Deloitte “Technology Fast 50 in China,” placing 28th out of 50 and the Deloitte “Technology Fast 500 in Asia Pacific,” placing 182nd out of 500 with growth of 234% over a three-year period.  This annual award honors the fastest growing technology companies in the region, based on percentage of revenue growth over a three-year period.  This annual competition is a Deloitte initiative at a regional and global level, which aims to draw attention to fast-growing companies and bring attention to companies that are just establishing themselves.  Moreover, we have also been named as one of six finalists out of a record 224 Asian entries in the Global Entrepolis Award presented by The Wall Street Journal Asia in association with the Economic Development Board of Singapore.

In September 2007, we set up a Hong Kong joint venture, Titanium RFID Limited, in which we hold a 51% interest.  This joint venture will engage in the development and marketing of radio frequency identification (RFID) solutions to complement our core biometric technology. In December 2008, we set up a Hong Kong joint venture, Titanium Biometrics Limited, in which we hold a 51% interest. This joint venture will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China.

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

Product	Application	Status
ProAccess FaceOK	Access to computers	Launched in third quarter of 2003; over 30,000 licenses sold to customers.
ProAccess FaceGuard	Facility entry	First versions completed in third quarter of 2005 and being marketed; over 400 systems installed.

Product	Application	Status
ProAccess FaceAttend	Time attendance recorder	First versions completed third quarter of 2005 and being marketed; over 500 systems installed.

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

Biometric RFID Solutions for retail market.  RFID (Radio Frequency Identification) is a technology that incorporates the use of electromagnetic or electrostatic coupling in the radio frequency portion of the electromagnetic spectrum to uniquely identify an object, animal, or person.  Combined with our biometric technology, we developed a new product tailor-made for the high growth retail sector in Hong Kong and China. This new product’s purpose is to provide the retail industry a total solution for efficient and secure tracking of high-valued inventories, from the warehouse to the storefront. The solution applies RFID technology to identify the proper location of each of the items and facial recognition technology to ensure the proper identities of the personnel involved in the administration of the supply chain.  Traditional stock control systems, such as barcode and tag label systems are outdated and inadequate for today’s market uses. RFID solutions represent a step forward providing accurate and efficient ways to keep track of the inventories. Nevertheless, most other RFID solutions do not take any measures to safeguard the identity of the operators, allowing the system to be vulnerable to theft. Titanium’s new solution pinpoints this issue and provides a complete solution for the customers.

Biometric Intelligent Visitors Management System (“e-Guard” or “IVMS”) for Government and Corporate markets. The product has been successfully launched in July 2008. IVMS is a kiosk-based solution with its core engine powered by Titanium latest inventions in facial recognition technology. Through advanced machine vision technology, IVMS collects unique facial geometry (skull curvature, skin texture, movement detection etc.) for comparisons and analysis. The specialized terminal of IVMS consists of an identity card validating machine, and a pair of specialized cameras which record pattern distortion from different light spectrums. The system not only can validate the visitor carrying a effective ID card with his/her true identity by real-time facial recognition, but also transfer the facial image of the visitor to police stations and perform a background check against the “wanted” database in the region. This system can provide mutual benefits to the user organizations as well as the society at large in terms of citizen protection.

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

Distribution and Markets

We select distributors based on the potential impact of the distribution relationship.  We seek to cooperate with business partners that will bring synergies, making it quicker to penetrate the target market and localization.  Distributors in the United States include B.E.S.T. Lab, inc., Elite Technology Solutions, and Barr Security Inc.  Distributors in Europe include Vizyotek Teknoloji (Turkey).  Distributors in Asia include Smart Wireless (Japan), Elixir Group (Macau), Xintec Enterprise Ltd. (China), Komsa Technology Ltd. (China), ELM Computer Technologies Limited (Hong Kong), and PCCW Solutions (Hong Kong and People’s Republic of China).  However, for major accounts that are readily accessible, we tend to handle such accounts ourselves since these corporate clients expect expert knowledge and demand flexibility.

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

Our markets include the following:
•	Hong Kong, including the Hong Kong government and commercial sectors;
•	China, mainly the government and financial institutions;
•	For Japan, Europe and the US markets, we form a distribution partnership with the local agents to sell our products.

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

In March 2006, Titanium Technology was again selected by the HKSAR government as a supplier of PC/LAN software in Category B and C to all departments in HKSAR government for three years under a bulk tender.  The bulk tender is an initiative from the HKSAR government with the purpose of streamlining and insuring the process and quality of the procurement of all information technology products by the government.  The government selected companies that it believed to be qualified for specific categories of products.  Category B is computer hardware equipment and Category C is software applications.  This means that the government departments have to purchase from the selected companies and that Titanium Technology is one of the few vendors from whom the Hong Kong government purchases computer hardware and software.

To strengthen our distributor network, we are authorized resellers for software marketed by Microsoft, Novell, SiS International Ltd, JOS, and others.  We sell to end users and we can also purchase their products at discounted prices from the suggested retail prices.

Customers

Titanium Technology’s major customers include:

·    In Hong Kong:  the Hong Kong government including the Immigration Department and Housing Department

·    In China:  People’s Bank of China and Penghua Funds Management Co.

For the year ended December 31, 2008, three customers accounted for 49.2% of our revenue:  Dong Guan Jia Wang Computer Components Ltd (18.5%), ELM Computer Technologies Ltd. (15.7%), and ARCA Associates Ltd (15%).  For the year ended December 31, 2007, seven customers accounted for over 51.0% of our revenue:  ELM Computer Technologies Ltd. (14.6%), Kin Shing Air-conditioning Engineering Co (12.6%), Hemei Industrial (Hong Kong) Ltd (6.1%), MTRC (6%), Guangzhou TeXin Electronics Co Ltd (4.3%), Xintec Enterprise (HK) Ltd. (3.8%), and Talent Link Ltd (3.6%).

Since a small number of customers account for a substantial portion of our revenues, the loss of any of our significant customers would cause revenue to decline and could have a material adverse effect on our business.  While the customers who each accounted for over 10% of our revenue for a particular fiscal year are generally not the same as the significant customers for other fiscal years, this indicates that we need to expand our client base so that we will no longer be subject to this risk.

There is no law in Hong Kong or any provisions in our contracts with the Hong Kong government that specifies or triggers a termination at the election of the government.

At December 31, 2008, our backlog of orders believed to be firm was approximately US$1,200,000 (HK$9,360,000), as compared to approximately US$1,923,000 (HK$14,999,400) at December 31, 2007.  We expect that approximately US$600,000 (HK$4,680,000) will not be filled within the current fiscal year.

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

Trademark and Trade Name.  Titanium Technology has the following registered trademarks for “ProAccess FaceOK”:

·    United States – Serial No. 78/414377
·    Hong Kong – Trade Mark No. 300053478
·    China – Serial No. ZC3732931SL

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

We intend to compete by utilizing the following strategies:
·    put more funding into research and development to strengthen the quality of our products;
·    gain more share in the Asian market before the big competitors step in;
·    seek potential partnerships and strategic alliances; and
·    organize more exhibitions of our products.

We believe that we have a major competitor, L-1 Identity Solutions, Inc., from the United States.  L-1 Identity Solutions is the product of a merger of Identix Incorporated and Viisage Technology, Inc.

Employees

            As of February 27, 2009, we employed a total of 40 persons, of which 31 were full-time.  None of our employees is covered by a collective bargaining agreement.

ITEM 1A.        RISK FACTORS

            Not required for smaller reporting companies.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.           PROPERTIES

Our principal offices are located at 15/F, Kennedy Town Commercial Tower, 23 Belcher’s Street, Kennedy Town, Hong Kong SAR, China.  We have entered into a lease contract with this new property that runs from May 2008 to May 2011, The lease requires monthly rent of HK$25,333 (approximately US$3,248) and a monthly management fee and air conditioning charge of HK$8,061 (approximately US$1,033).

Our research and development center is located at 6/F, Wen Jin Plaza 23, Tian Bei Road 1, Luo Hu Qu, Shenzhen City, GuangDong Province, China, while the sales representative office in the United States is located at 6130 Old Jonestown Road, Suite C, Harrisburg, Pennsylvania, USA.  We have another research and development center at 3/F, Building No.1 , ZhongShan Software Zone, No.3 HengWei Street, Eastern District, ZhongShan City, GuangDong Province, China

ITEM 3.           LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on OTCBB and has been quoted on OTCBB under the symbol “TTNUF” since July 10, 2006.  The following table sets forth, for the periods indicated, the range of quarterly high and low bid prices for our common stock as reported on OTCBB:

2007	High Bid	Low Bid
First Quarter	$0.49	$0.34
Second Quarter	$0.38	$0.12
Third Quarter	$0.20	$0.075
Fourth Quarter	$0.16	$0.07
2008
First Quarter	$0.09	$0.021
Second Quarter	$0.08	$0.02
Third Quarter	$0.045	$0.03
Fourth Quarter	$0.07	$0.012

As of February 27, 2009, there were 37 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $0.04.

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

Sales of Unregistered Securities

            None.

ITEM 6.         SELECTED FINANCIAL DATA

As stated in United States dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2008 (US$)	2007 (US$)	2006 (US$)	2005 (US$)	2004 (US$) (Restated)
Revenues	$2,004,040	$2,143,059	$2,521,279	$1,710,528	$814,006
Net income (loss)	$(372,593)	$(809,345)	$(426,795)	$101,924	$162,844
Net income (loss) per common share	$(0.01)	$(0.016)	$(0.009)	$0.002	$0.003

BALANCE SHEET DATA:
	December 31,
	2008 (US$)	2007 (US$)	2006 (US$)	2005 (US$)	2004 (US$) (Restated)
Working capital	$349,711	$651,022	$182,022	$777,119	$236,560
Total assets	$1,580,765	$3,201,640	$1,578,544	$1,351,479	$535,896
Long-term debt	$1,334,782	$1,497,300	$-	$-	$182,051
Stockholders’ equity	$14,179	$314,799	$906,929	$1,051,859	$181,263

As stated in Hong Kong dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2008 (HK$)	2007 (HK$)	2006 (HK$)	2005 (HK$)	2004 (HK$) (Restated)
Revenues	$15,631,510	$16,715,863	$19,665,971	$13,342,121	$6,349,252
Net income (loss)	$(2,906,223)	$(6,312,880)	$(3,328,994)	$795,004	$1,270,181
Net income (loss) per common share	$(0.06)	$(0.126)	$(0.067)	$0.016	$0.027

BALANCE SHEET DATA:
	December 31,
	2008 (HK$)	2007 (HK$)	2006 (HK$)	2005 (HK$)	2004 (HK$) (Restated)
Working capital	$2,727,739	$5,077,980	$1,419,763	$6,061,528	$1,845,168
Total assets	$12,329,970	$24,972,778	$12,312,641	$10,541,537	$4,179,992
Long-term debt	$10,411,303	$11,678,940	$-	$-	$1,420,000
Stockholders’ equity	$110,595	$2,455,421	$7,074,041	$8,204,496	$1,413,851

Historical Exchange Rates

Since October 17, 1983, the Hong Kong dollar has been pegged to the U.S. dollar at HK$7.80 to US$1.00.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In September 2007, we set up a Hong Kong joint venture, Titanium RFID Limited, in which we hold a 51% interest.  This joint venture will engage in the development and marketing of radio frequency identification (RFID) solutions to complement our core biometric technology. In December 2008, we set up a Hong Kong joint venture, Titanium Biometrics Limited, in which we hold a 51% interest. This joint venture will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China.

Critical Accounting Policies

Intangible assets.  Intangible assets include (1) patent and license right registration fees and (2) product development costs.

PATENT AND LICENSE RIGHT REGISTRATION FEES.  Patent and license right registration fees represents the software licenses and patent costs paid to third parties and is amortized using the straight-line method over their estimated useful lives of 20 years.

PRODUCT DEVELOPMENT COSTS.  We account for developments costs related to software products to be sold, leased or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”),  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Costs that are capitalized include direct labor and related overhead.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  For the years ended December 31, 2008 and December 31, 2007, we capitalized product development costs of US$459,719 (HK $3,585,811) and US$265,533 (HK$2,071,160), respectively.

  Amortization of capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed by the straight-line method over the estimated economic life of the products, ranging from 4 to 5 years.

In prior years, we developed our products, namely ProAccess and ProFacer, under the subsidy assistance program from the Government of the Hong Kong Special Administrative Region (“HKSAR”) in developing the innovative products.  Pursuant to such program, HKSAR was required to provide funding to us for our product development, which was available up to the aggregate amount of US$256,410 (HK$2,000,000) in accordance with the milestones of the product development plan.  We received such grant of an aggregate of US$244,864 (HK$1,909,938) and were not subject to any repayment.  However, we were required to contribute approximately 50% of the overall project cost in accordance with the grant agreement.  When the project was completed, we tendered to the Government its pro rata share of the residual funds remaining in the project account.  In addition we were obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to us.

Upon the completion, the ownership of the intellectual property resulting from the project was vested in us.  The royalty fee paid by us for the years ended December 31, 2008 and 2007 amounted to US$3,105 (HK$24,220) and US$7,638 (HK$59,573), respectively.  As of December 31, 2008, we have an unpaid royalty fee against the subsidy grant totaling US$216,386 (HK$1,687,815).

Impairment of long-lived assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as plant and equipment and intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value.

During the fourth quarter of fiscal year 2008, we recorded an impairment charge of US$146,939 (HK$1,146,127) to write down the carrying amount of certain capitalized product development costs to zero, due to the decline in the expected future benefits from certain software products.

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

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

We also apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  For arrangements that require significant production, modification, or customization of software, we apply the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We also consider the guidance of the Emerging Issues Task Force (“EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement.  While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period.  Material differences may result in the amount and timing of our revenue for any period if actual results differ from management’s judgment or estimates.

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

•
Sales to authorized distributors:  We also use authorized distributors to sell certain of our products and only the authorized distributors are allowed to resell those products.  We require the authorized distributors to purchase the products and then sell through the authorized distributors’ own distribution channels to the end customers.  From our perspective, the authorized distributors are the ordinary customers and the only preferential treatment to them is that the sales prices to distributors have been predetermined in accordance with the distribution agreements, and are approximately 30% to 40% off the recommended retail prices.  Once the products are delivered and the distributor has accepted the products, we bill the distributor and the distributor is obligated to settle the bill accordingly within the credit period granted.  There is no right of return or other incentives given to the distributors.  We are not required to provide training to authorized distributors.

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

Foreign currency translation.  The consolidated financial statements are expressed in Hong Kong dollars (“HK$”).  The translations of HK$ amounts into the United States dollar (“US”) are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2008 and 2007.  Such translations should not be construed as representations that the HK$ amounts could be converted into US$ at that rate or any other rate.

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007.  Operating revenues consist of project revenues and maintenance revenues.  Operating revenues for the year ended December 31, 2008 were US$2,004,040 (HK$15,631,510), a decrease of 6.5% from US$2,143,059 (HK$16,715,863) for the year ended December 31, 2007.  Project revenues decreased by US$116,382 (HK$907,778) (5.6%) over the same period in 2007, mainly due to a decreased volume of business, as opposed to a decrease in prices.   The decrease in volume can be attributed to our weakened cash position, which hampered our ability to fulfill contracts, plus a delay in projects awarded from potential clients.

The gross margin as a percentage of project revenues showed a decrease in 2008 to 31.8% from 35.0% in 2007. Gross margin on project revenues in terms of dollars decreased to US$624,174 (HK$4,868,566) in 2008 from US$728,195 (HK$5,679,922) in 2007 due to the decrease in sales revenues.

As a percentage of all revenues, maintenance revenue was 2.1% in 2008 and 3.0% in 2007.  As part of the product purchase, we provide both product warranty and post-contract customer support to our customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts.  Management believes that the small decrease in percentage is due to fewer customers opting to obtain a definite maintenance contract at the end of the twelve-month period.

We recorded an expense of US$79,991 (HK$623,939) for amortization of intangible assets, which represents the amortization of capitalized product development costs incurred in the new product, eGuard.  This product was available for general release to customers in July 2008. The future cash inflow will be anticipated in the first quarter of 2009.

We reviewed our annual impairment test on all intangible assets and concluded that the decline in expected future benefits from certain software products of ProFacer items was sufficient to result in an impairment loss of US$146,939 (HK$1,146,127), considering the change in the economic environment in the second half of 2008.

We did not incur any stock-based compensation expense in 2008.  In 2007, we incurred stock-based compensation expenses of US$118,939 (HK$927,724) as a result of stock issued to consultants for services.

Selling, general and administrative expenses decreased from US$1,391,926 (HK$10,857,021) in 2007 to US$929,768 (HK$7,252,194) in 2008.  Some of the more significant decreased expenses were a decrease of US$348,990 (HK$2,722,124) in secretarial and professional fees in and a decrease to allowance for doubtful accounts of US$84,654 (HK$660,300).  As a percentage of revenues, these selling, general and administrative expenses decreased to 46.4% in 2008 from 65.0% in 2007.

We incurred an operating loss of US$496,323 (HK$3,871,322) in 2008, as compared to an operating loss of US$724,473 (HK$5,650,886) in 2007, as our decreased operating expenses more than offset our decreased gross profit, despite the impairment charge of US$146,939 (HK$1,146,127).

We recorded other income of US$114,718 (HK$894,805), primarily as a result of a gain from change in fair value of warrant liability of US$178,721 (HK$1,394,024) and refund income of US$104,102 (HK$812,000), resulting from the refund of promotion expenses paid in 2007.  These items more than offset US$114,843 (HK$895,779) of interest expense and US$66,203 (HK$516,386) of discount of convertible debenture.  We incurred other expense in 2007 of US$128,965 (HK$1,005,918), due primarily to interest expense and the discount of convertible debenture.

After income for minority interest of US$9,012 (HK$70,294), our net loss for 2008 was US$372,593 (HK$2,906,223).  After an income tax credit of US$47,501 (HK$370,507) and expense for minority interest of US$3,408 (HK$26,583), our net loss for 2007 was US$809,344 (HK$6,312,880).

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$1,375,117 (HK$10,725,914) at December 31, 2008, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, continuous development of new products and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through December 31, 2009.

Liquidity and Capital Resources

At December 31, 2008, we had working capital of US$349,711 (HK$2,727,739) as compared to US$651,022(HK$5,077,980) at December 31, 2007.  Working capital decreased by US$213,680 (HK$1,666,707) due to primarily to a reduction in accounts receivable of US$1,166,424 (HK$9,098,104) that more than offset a reduction in accounts payable of US$987,933 (HK$7,705,881).

During the year ended December 31, 2008, operating activities provided cash of US$647,796 (HK$5,052,807).  The more significant adjustments were US$302,671 (HK$2,360,837) for depreciation and amortization, US$146,939(HK$1,146,127) for the impairment charge and US$178,721 (HK$1,394,024) for the gain from the change in fair value of warrant liability.  In comparison, we used cash of US$650,908 (HK$5,077,083) for operating activities in 2007.

During 2008, we used US$482,532 (HK$3,763,754) for investing activities, which were primarily for payments relating to software development costs and their patent and license registration fee of US$460,213 (HK$3,589,663) and the purchase of plant and equipment of US$22,319 (HK$174,091).  In 2007, we used US$736,549 (HK$5,745,083) for investing activities, which were primarily for additions to plant and equipment and capitalized software development costs.  We invested US$365,128 (HK$2,848,000) into the moulds of embedded face recognition systems, which include the moulds of electronic boards, vision capture filters, hardware casings and accessories.  We also invested US$104,965 (HK$818,726) for computer hardware and software.  US$265,533 (HK$2,071,160) was used for capitalized software development costs.

Financing activities used cash of US$158,327 (HK$1,234,953) in 2008, as we decreased our bank overdraft by US$154,949 (HK$1,208,606) and repaid US$3,378 (HK$26,347) on a short-term bank loan.  In comparison, financing activities in 2007 provided cash of US$1,388,837 (HK$10,832,929), through the offering of convertible debentures and short-term bank borrowing.

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

In November 2007, we entered into an Amendment and Waiver Agreement (the “Agreement’) with the holders of our convertible debentures.  The Agreement granted a one-time waiver of all then existing events of default, reduced the conversion price from $0.30 to $0.20, granted a one-time waiver of any anti-dilution adjustment to the warrant which would have been triggered by the reduction to the conversion price, and provided for the issuance of 477,366 shares of our common stock as payment of interest due July 1, 2007 and October 1, 2007 and any late fees thereon.  We also issued 377,973 shares in January 2008 as payment of interest due January 1, 2008 and any late fees thereon.

We have an overdraft facility with the Bank of China Limited Hong Kong, with the available balance of US$192,308 (HK$1,500,000).  The facility bears interest at a rate of 1.5% per annum over Hong Kong prime or 2% per annum over the overnight HIBOR (Hong Kong Interbank Offered Rate), whichever is higher.  The weighted average interest rate approximated 7.29% per annum for 2008 and 9.33% per annum for 2007, payable monthly.  The overdraft facility is reviewed on a monthly basis and is subject to cancellation at the discretion of the bank.  We are required to place all receipts from our accounts receivable in the bank to pledge against the overdraft facility to be drawn.  Essentially this is a receivables revolving line of credit, as the borrowing base is based on a percentage of our eligible accounts receivable.  The overdraft facility is also secured by all of our assets and is personally guaranteed by our directors.  There is an annual facility fee of US$962 (HK$7,500).  Borrowings under this facility were nil and US$154,949 (HK$1,208,606) as of December 31, 2008 and 2007, respectively.  In December 2008, this overdraft facility was cancelled at the option of the bank.

Our current fixed overhead is approximately US$64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At December 31, 2008, our backlog of orders believed to be firm was approximately US$1,200,000 (HK$9,360,000), as compared to approximately US$1,923,000 (HK$14,999,400) at December 31, 2007.  We expect that approximately US$600,000 (HK$4,680,000) will not be filled within the current fiscal year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We believe that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations..

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. We do not expect the adoption of FSP No.142-3 to have a material impact on our consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, we are required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. We are currently evaluating the impact of SFAS No. 163 on our financial statements but do not expect it to have an effect on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. We are assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FASB Interpretation Number (“FIN”) 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amend disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on our current financial position, results of operation or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on our current financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

At December 31, 2008, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles (“US GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

Although currently we do not identify any material weaknesses in the process of self assessment, we have recognized a significant deficiency in our internal controls.  Currently we do not have sufficient in-house expertise in US GAAP reporting.  Instead, we rely very much on the expertise and knowledge of external financial advisors in US GAAP conversion.  External financial advisors have helped prepare and review the consolidated financial statements.  Although we have not identified any material errors with our financial reporting or any material weaknesses with our internal controls, no assurances can be given that there are no such material errors or weaknesses existing.  In addition, we do not believe we have sufficient documentation with our existing financial processes, risk assessment and internal controls.  We plan to work closely with external financial advisors to document the existing financial processes, risk assessment and internal controls systematically.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position

Dr. Kit Chong “Johnny” Ng	34	Chairman of the Board of Directors

Wai Hung “Billy” Tang	36	Chief Executive Officer, Acting Chief Technology Officer and Director

Jia Long Wen	40	Chief Operations Officer and Director

Siu Shan “Eric” Wong	54	Director

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

Mr. Wai Hung “Billy” Tang, Chief Executive Officer, Acting Chief Technology Officer and Director.  Mr. Tang has been the Chief Operation Officer of Titanium Technology since July 2001 and

Chief Executive Officer of the Company since December 2007.  He holds Bachelor’s degree in Mathematics from the Hong Kong University of Science and Technology.  Under his leadership, Titanium Technology has experienced tremendous growth and has increased its employee base to over 30 employees worldwide in just over a year.  Prior to co-founding Titanium Technology, he was also a co-founder of 303 Company Limited with Dr. Johnny Ng and Mr. Humphrey Cheung.  He served as Chairman of that company from April 1998 to January 2001.  Mr. Tang previously was an instrumental member of the research team in the department of Industrial and Systems Engineering of the Hong Kong Polytechnic University from November 1996 to March 1997, where he focused on the research of virtual reality technology.  He was a system engineer for Internet Access Hong Kong Limited, one of the largest Internet Service Providers in Hong Kong, from June 1997 to April 1998.

Jia Long Wen, Chief Operations Officer and Director.  Mr. Wen was appointed to serve as a director and Chief Operations Officer of the Company.  Mr. Wen has over 20 years of experience in the areas of product development, sales and marketing in Mainland China.  For the past few years, he has been involved primarily as the managing director of Zhiweilong Technology Co. Ltd., a company incorporated in Shenzhen, China, that manufactures and provides smart card readers, power cables, and digital television top boxes in China and the global market.  In 1999, Mr. Wen graduated from the Zhongshan University with a bachelor’s degree in Business Administration.  He is currently a member of the National People’s Congress of the China Guangdong Province Maoming Region.

Siu Shan “Eric” Wong, Director.  Mr. Wong has over 25 years of experience in the areas of production development, sales and marketing in Southeast Asia and Europe.  Accordingly, we use Mr. Wong as a consultant.  For the past five years, he has been involved primarily as the chairman of BTC Consultant Co., Ltd., a company incorporated in Hong Kong that provides professional consultancy and business services with regard to foreign investment in China.  It focuses on assisting multinational companies in obtaining commercial opportunities offered by China’s consumer market.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2008, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.            EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officer and principal financial officer for services rendered during the years ended December 31, 2008 and 2007.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
(IN UNITED STATES DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Johnny Ng (Chairman of the Board of Directors) (1)	2008 2007	28,205 29,103	-0- -0-	-0- -0-	28,205 29,103
Billy Tang (Chief Executive Officer) (2)	2008 2007	29,487 29,103	-0- -0-	-0- -0-	29,487 29,103

SUMMARY COMPENSATION TABLE
(IN HONG KONG DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Johnny Ng (Chairman of the Board of Directors) (1)	2008 2007	220,000 227,000	-0- -0-	-0- -0-	220,000 227,000
Billy Tang (Chief Executive Officer) (2)	2008 2007	230,000 227,000	-0- -0-	-0- -0-	230,000 227,000
____________________

(1)	Dr. Ng has been functioning as our chief financial officer for the last three fiscal years.
(2)	Mr. Tang assumed the role of chief executive officer as of December 28, 2007.

We did not grant any stock options during the year ended December 31, 2008.

The following table sets forth information with respect to options that remained unexercised at December 31, 2008 for the executive officers named above.  No options were exercised during the year ended December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Johnny Ng	150,000	-0-	0.20	July 1, 2011
Billy Tang	150,000	-0-	0.20	July 1, 2011

We do not have any pension plan or any plan that provides for the deferral of compensation on a basis that is not tax-qualified.  Our subsidiary, Titanium Technology, participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.  The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by Titanium Technology at 5% of the participants’ relevant income with a ceiling of US$2,564 (HK$20,000).  The participants are entitled to 100% of Titanium Technology’s contributions together with accrued returns irrespective of their length of service with us, but the benefits are required by law to be preserved until the retirement age of 65.  The total contributions made for MPF Scheme were US$15,539 (HK$121,202) and US$17,127 (HK$133,587) for the years ended December 31, 2008 and 2007, respectively.

Employment Contracts

We entered into agreements with our executive officers, Johnny Ng and Billy Tang as of January 1, 2005.  While each of the agreements provides for permanent employment, each agreement may be terminated by either party at any time without cause upon two weeks’ notice or on payment of two weeks’ salary. In the event of termination, the employee is subject to a 12-month non-competition provision during which he cannot engage in any business that competes with us or deal with any of our existing customers.  The agreements provided for monthly salaries of US$2,564 (HK$20,000) for Dr. Ng and US$2,564 (HK$20,000) for Mr. Tang, with annual salary reviews on January 1 of each year.

Compensation of Directors

Each of our directors is an officer, employee or consultant of our company.  We do not compensate them separately for service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of February 27, 2009:

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percent of Class (2)
Johnny Ng 15/F., Kennedy Town Comm’l Tower, 23 Belcher’s St, Kennedy Town, Hong Kong	25,985,221 (3)	50.3%
Golden Mass Technologies Ltd. 15/F., Kennedy Town Comm’l Tower, 23 Belcher’s St, Kennedy Town, Hong Kong	25,835,221 (3)	50.0%
Gordon Yen 6/F, Block A 29-39 Kwai Cheong Road Kwai Chung, N.T. Hong Kong	6,999,475 (4)	13.6%
Jia Long Wen 15/F., Kennedy Town Comm’l Tower, 23 Belcher’s St, Kennedy Town, Hong Kong	5,000,304 (5)	9.7%
Eric Wong 15/F., Kennedy Town Comm’l Tower, 23 Belcher’s St, Kennedy Town, Hong Kong	1,222,000 (6)	2.4%
Billy Tang 15/F., Kennedy Town Comm’l Tower, 23 Belcher’s St, Kennedy Town, Hong Kong	150,000 (3)	0.3%
All Directors and Executive Officers As a Group (4 persons)	32,357,525 (7)	62.3%
_____________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 51,644,399 shares of common stock outstanding as of February 27, 2009.  If a person listed on this table has the right to obtain additional shares of common stock within 60 days from February 27, 2009, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Includes 25,835,221 shares owned by Golden Mass Technologies Ltd., a British Virgin Islands company, as to which Johnny Ng has sole voting and dispositive power through an indirect 62.6% ownership in Golden Mass.  Billy Tang owns 16.6% of Golden Mass but does not have voting or dispositive power over these shares.  Also includes 150,000 shares issuable upon exercise of vested stock options.

(4)	These shares are owned of record by Oakland Capital Limited.

(5)	These shares are owned of record by Cancare International Group (HK) Ltd.

(6)	These shares are owned of record by Hong Tai Holdings Company Limited.

(7)	Includes 300,000 shares issuable upon exercise of vested stock options.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

 Equity Compensation Plans

At December 31, 2008, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensa-tion plans approved by security holders	4,625,000	$0.20	375,000
Equity compensa-tion plans not approved by security holders	-0-	-0-	-0-
Total	4,625,000	$0.20	375,000

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

Personal Guarantees

Our directors personally guaranteed our banking facilities arrangement with the bank where we maintain our checking account.  The arrangement allows us to overdraft our account up to US$192,308 (HK$1,500,000).  The balance of bank overdraft was $-0- at December 31, 2008 and the bank overdraft has been cancelled.

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

ITEM 14          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2008, ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”) is expected to bill approximately US$50,000 (HK$390,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

For the fiscal year ended December 31, 2007, ZYCPA billed US$60,000 (HK$468,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, ZYCPA billed $nil and $nil, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

There were no fees billed by ZYCPA, other than for the services described above, for fiscal years 2008 and 2007.

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

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are either filed herewith or incorporated herein by reference:

Financial Statements

The audited consolidated financial statements of Titanium Group Limited and subsidiaries as of December 31, 2008 and 2007 and for each of the two years in the period ended December 31, 2008, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Index to the Consolidated Financial Statements”.

Financial Statement Schedules

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.3	Office lease dated June 22, 2005 (1)
10.4	2005 Stock Plan (2)
10.5	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.6	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.7	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.8	Form of Distributor Agreement (3)
10.9	Form of Reseller Agreement (3)
10.10	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.11	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.12	Securities Purchase Agreement dated April 3, 2007 (5)
10.13	Form of Debenture (5)
10.14	Registration Rights Agreement dated April 3, 2007 (5)
10.15	Form of Warrant (5)
10.16	November 2007 Amendment and Waiver Agreement (6)
21	Subsidiaries of the registrant (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Regulation S-K Number	Exhibit
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 19, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 23, 2007 (File No. 0-52415), filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM GROUP LIMITED

Date: March 23, 2009	By:	/s/ Dr. Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Kit Chong "Johnny" Ng	Chairman of the Board of Directors (Principal Financial Officer and Principal Accounting Officer)	March 23, 2009
Dr. Kit Chong "Johnny" Ng

/s/ Wai Hung "Billy" Tang	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2009
Wai Hung "Billy" Tang

/s/ Jia Long Wen	Chief Operations Officer and Director	March 23, 2009
Jia Long Wen

/s/ Siu Shan "Eric" Wong	Director	March 23, 2009
Siu Shan "Eric" Wong

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations And Comprehensive Income	F-4 - F-5

Consolidated Statements of Cash Flows	F-6

Consolidated Statements of Stockholders’ Equity	F-7

Notes to Consolidated Financial Statements	F-8 - F-29

[LETTERHEAD OF ZYCPA COMPANY LIMITED]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Titanium Group Limited

We have audited the accompanying consolidated balance sheets of Titanium Group Limited and its subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, cash flows and stockholders’ equity for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited
(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)
Certified Public Accountants

Hong Kong, China
March 23, 2009

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	$152,676	$1,190,869	$1,168,331
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	335,093	2,613,724	11,711,828
Inventories	4,872	38,001	1,484,962
Deposits and other receivables	36,914	287,928	392,159
	-	-	683,534
Total current assets	580,837	4,530,522	15,840,814

Non-current assets:
Plant and equipment
Cost	612,086	4,774,277	7,617,219
Less: accumulated depreciation	(300,489)	(2,343,817)	(2,203,449)
	311,597	2,430,460	5,413,770
Intangible assets, net	600,698	4,685,454	3,718,194
Deferred tax assets	87,633	683,534	-

TOTAL ASSETS	1,580,765	$12,329,970	$24,972,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdrafts	-	$-	$1,208,606
Short-term bank loan	-	-	26,347
Accounts payable and accrued liabilities	222,116	1,732,507	9,438,388
Deferred revenue	7,391	57,650	76,867
Income tax payable	1,619	12,626	12,626
Total current liabilities	231,126	1,802,783	10,762,834

Long-term liabilities:
Debenture payable	1,323,085	10,320,066	10,193,679
Warrants liability	11,697	91,237	1,485,261
Total long-term liabilities	1,334,782	10,411,303	11,678,940

Total liabilities	1,565,908	12,214,086	22,441,774

Minority interest in net loss of consolidated subsidiaries	678	5,289	75,583

Commitments and contingencies

Stockholders’ equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 and 50,912,677 shares issued and outstanding as of December 31, 2008 and 2007	516,444	4,028,263	3,971,189
Additional paid-in capital	876,354	6,835,562	6,305,237
Accumulated other comprehensive loss	(3,502)	(27,316)	(1,314)
Accumulated deficit	(1,375,117)	(10,725,914)	(7,819,691)
Total stockholders’ equity	14,179	110,595	2,455,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,580,765	$12,329,970	$24,972,778

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$
REVENUE, NET
Projects
Products	$1,262,122	$9,844,551	$11,260,136
Services	699,307	5,454,597	4,946,790
Total projects revenue	1,961,429	15,299,148	16,206,926

Maintenance services	42,611	332,362	508,937

Total revenue, net	2,004,040	15,631,510	16,715,863

COST OF REVENUE (inclusive of amortization)
Projects
Cost of products sold	841,655	6,564,900	6,947,894
Cost of services	495,600	3,865,682	3,579,110
	1,337,255	10,430,582	10,527,004
Maintenance
Cost of services	6,410	50,000	55,000

Total cost of revenue	1,343,665	10,480,582	10,582,004
GROSS PROFIT	660,375	5,150,928	6,133,859

OPERATING EXPENSES
Amortization of intangible assets	79,991	623,929	-
Impairment loss on intangible assets	146,939	1,146,127	-
Stock-based compensation	-	-	927,724
Selling, general and administrative	929,768	7,252,194	10,857,021

Total operating expenses	1,156,698	9,022,250	11,784,745

LOSS FROM OPERATIONS	(496,323)	(3,871,322)	(5,650,886)

OTHER INCOME (EXPENSE):
Government grant income	12,854	100,267	24,066
Interest income	87	679	56,179
Interest expense	(114,843)	(895,779)	(717,223)
Discount of convertible debenture	(66,203)	(516,386)	(368,940)
Gain from change in fair value of warrant liability	178,721	1,394,024	-
Refund income	104,102	812,000	-
Total other income (expense)	114,718	894,805	(1,005,918)

LOSS BEFORE INCOME TAX	(381,605)	(2,976,517)	(6,656,804)

Income tax benefit	-	-	370,507

LOSS BEFORE MINORITY INTEREST	(381,605)	(2,976,517)	(6,286,297)

Minority interest	9,012	70,294	(26,583)

NET LOSS	$(372,593)	$(2,906,223)	$(6,312,880)

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	As of December 31,
	2008	2008	2007
	US$	HK$	HK$

Other comprehensive loss:
Foreign currency translation loss	(3,334)	(26,002)	(6,960)

COMPREHENSIVE LOSS	$(375,927)	$(2,932,225)	$(6,319,840)

Net loss per share – basic and diluted	$(0.01)	$(0.06)	$(0.13)

Weighted average number of shares outstanding – basic and diluted	51,549,654	51,549,654	50,053,652

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

	Years ended December 31,
	2008	2008	2007
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	$(372,593)	$(2,906,223)	$(6,312,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	302,671	2,360,837	2,200,238
Impairment loss on intangible assets	146,939	1,146,127	-
(Reversal of) allowance for doubtful accounts	(37,787)	(294,739)	1,000,831
Minority interest in earning of subsidiaries	(9,012)	(70,294)	26,583
Stock-based compensation	-	-	927,724
Stock issued for service rendered, non-cash	4,619	36,026	313,906
Stock issued for interest on convertible debenture	878	6,847	459,590
Amortization cost on discount of convertible debenture	66,203	516,387	368,940
Gain from change in fair value of warrant liability	(178,721)	(1,394,024)	-
Changes in assets and liabilities:
Restricted cash	-	-	(400,000)
Accounts receivable	1,204,211	9,392,843	(7,984,011)
Inventories	185,508	1,446,961	(1,413,806)
Deposits and other receivables	13,363	104,231	66,347
Deferred tax assets	-	-	(383,133)
Accounts payable and accrued liabilities	(676,019)	(5,272,955)	6,135,737
Deferred revenue	(2,464)	(19,217)	(214,217)
Income tax payable	-	-	131,068
Net cash provided by (used in) operating activities	647,796	5,052,807	(5,077,083)

Cash flows from investing activities:
Purchase of plant and equipment	(22,319)	(174,091)	(3,673,923)
Payments relating to software development costs	(459,719)	(3,585,810)	(2,071,160)
Payments on patent and license right registration fee	(494)	(3,853)	-
Net cash used in investing activities	(482,532)	(3,763,754)	(5,745,083)

Cash flows from financing activities:
Proceeds from short-term bank loan	-	-	315,000
Payments on short-term bank loan	(3,378)	(26,347)	(288,653)
Proceeds from convertible debenture, net of expense	-	-	11,310,000
Net decrease in bank overdrafts	(154,949)	(1,208,606)	(503,418)
Net cash (used in) provided by financing activities	(158,327)	(1,234,953)	10,832,929

Effect of exchange rate changes on cash and cash equivalents	(4,047)	(31,562)	(6,960)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,890	22,538	3,803

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	149,786	1,168,331	1,164,528

CASH AND CASH EQUIVALENTS, END OF YEAR	$152,676	$1,190,869	$1,168,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$114,843	$895,779	$92,128
Income tax refund	$-	$-	$118,442

NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Exercise of convertible debenture	$50,000	$390,000	$-
Expenses in relation to issuance of convertible debenture	$-	$-	$1,755,000

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity

Balance as of January 1, 2007	50,000,000	$3,900,000	$4,675,206	$5,646	$(1,506,811)	$7,074,041

Issue of common stock for services rendered, non-cash	435,311	33,954	279,952	-	-	313,906
Issue of common stock for interest on convertible debenture, non-cash	477,366	37,235	422,355	-	-	459,590
Fair value of employee stock options	-	-	927,724	-	-	927,724
Net loss for the year	-	-	-	-	(6,312,880)	(6,312,880)
Foreign currency translation adjustments	-	-	-	(6,960)	-	(6,960)

Balance as of December 31, 2007	50,912,677	3,971,189	6,305,237	(1,314)	(7,819,691)	2,455,421

Issue of common stock for 2007 interest charge on convertible debenture, non-cash	377,973	29,482	125,044	-	-	154,526
Issue of common stock for 2008 interest charge on convertible debenture, non-cash	24,797	1,934	4,913	-	-	6,847
Issue of common stock for services rendered, non-cash	78,952	6,158	29,868	-	-	36,026
Exercise of convertible debenture	250,000	19,500	370,500	-	-	390,000
Net loss for the year	-	-	-	-	(2,906,223)	(2,906,223)
Foreign currency translation adjustments	-	-	-	(26,002)	-	(26,002)
Balance as of December 31, 2008	51,644,399	$4,028,263	$6,835,562	$(27,316)	$(10,725,914)	$110,595

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

1.	ORGANIZATION AND BUSINESS BACKGROUND

Titanium Group Limited (the “Company” or “TTNUF”) was registered as a limited liability company in the British Virgin Islands (“BVI”) on May 17, 2004. The Company, through its subsidiaries, is primarily engaged in the development of advanced biometric technology and installation and implement of advanced facial based biometric identification and security projects for law enforcement, mass transportation, and other government and private sector customers.

Facial based biometric identification and security projects are made up of two elements, the biometric products and professional services. The biometric products consist of 4 major proprietary software products 1) Ti-Face, the face recognition engine, 2) ProAccess, a facial based biometric authentication system, 3) ProFacer, a facial based biometric integrated surveillance system and 4) eGuards, [please describe]. These software products are always bundled with other outside purchased identification and security hardware products, including workstations and live-scan devices, to sell to customers.

The professional services include the design, development and integration services of biometric identification and security solutions to customers using the products, as well as technical support services to its customers, including information security consulting, remote monitoring system consulting and security audit consulting services.

In December 2008, the Company established a joint venture company, Titanium Biometrics Limited with 51% of equity interest in Hong Kong. This joint venture company will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiaries, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd. and Titanium RFID Limited (collectively known as the “Group”). The Group’s functional currency is the Hong Kong dollar.

Details of the Company’s subsidiaries as of December 31, 2008 are described below:

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Titanium RFID Limited (“TRFID”)	Hong Kong company with limited liability	Development, sales and marketing of radio frequency identification (RFID) solutions	100,000 ordinary shares of HK$1 each HK$100,000 (US$12,821)	51%

Titanium Biometrics Limited	Hong Kong company with limited liability	Sales and marketing of biometrics face recognition access control and time attendance systems in Mainland China	19,065,000 ordinary shares of HK$0.1 each	51%

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2008, the Group had incurred a net loss of HK$2,906,223 and the accumulated deficit of HK$10,725,914. Additionally, the Group has incurred losses over the past several years. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives, continuous development of new products and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through December 31, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Group have been eliminated on consolidation.

•	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Restricted cash

The Company maintains pledged fixed deposits of HK$400,000 as a guarantee with interest rate at 1.5% per annum to serve as the security to the government projects held and operated in Hong Kong.

•	Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable. The Company determines the allowance based on specific identification The Group reviews its allowance for doubtful accounts at least quarterly. Past due balances over 90 days are individually provided for 30% allowance while a specified amount due more than 1 year is fully provided for. All other balances are reviewed on a pooled basis by industry. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure related to its customers.

As of December 31, 2008 and 2007, the Group recorded the allowance for doubtful accounts of HK$746,191 and HK$1,447,773, respectively.

•	Inventories

Inventories are stated at lower of cost or market value. Cost is determined using the first-in-first-out method for all inventories. Inventories consist of computer accessories and consumable supplies purchased from various suppliers.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
•	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on a straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciation life	Residual value
Computer hardware and software	5 years	0%
Furniture, fixtures and office equipment	5 years	5%
Moulds	5 years	0%
Leasehold improvements	The shorter of their useful lives or over the lease terms	0%

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Intangible assets

Intangible assets include (1) patent and license right registration fee and (2) product development costs.

Patent and license right registration fee

Patent and license right registration fee represents the software licenses and patent costs paid to third parties and is amortized using the straight-line method over their estimated useful lives of 20 years.

Product development costs

The Group accounts for development costs related to software products to be sold, leased or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Costs that are capitalized include direct labor and related overhead. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. For the years ended December 31, 2008, and December 31, 2007, the Company capitalized product development costs of HK$3,585,811 and HK$2,071,160, respectively.

Amortization of capitalized software development costs begins when the product is available for general release to customers. Amortization is computed by the straight-line method over the estimated economic life of the products, ranging from 4-5 years.

In prior years, the Group developed its products namely ProAccess and ProFacer under the subsidy assistance program from the Government of the Hong Kong Special Administrative Region (“HKSAR”) in developing the innovative products. Pursuant to such program, HKSAR was required to provide funding to the Group for its product development, which was available up to the aggregate amount of HK$2,000,000 in accordance with the milestones of the product development plan. The Group received such grant of an aggregate of HK$1,909,938 and was not subject to any repayment. However, the Group was required to contribute approximately 50% of the overall project cost in accordance with the grant

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

agreement. When the project was completed, the Group tendered to the Government its pro rata share of the residual funds remaining in the project account. In addition the Group was obligated to pay the Government a royalty fee of 5% on the gross revenue earned from any activities in connection with the project, up to an aggregate amount equal to the amount subsidized to the Group.

Upon the completion, the ownership of the intellectual property resulting from the project was vested on the Group. The royalty fee paid by the Group for the years ended December 31, 2008 and 2007 amounted to HK$24,220 and HK$59,573, respectively. As of December 31, 2008, the Group has the unpaid royalty fee against the subsidy grant totaling HK$1,687,815.

•	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value.

During the fourth quarter of fiscal year 2008, the Group recorded an impairment charge of HK$1,146,127 to write down the carrying amount of certain capitalized product development costs to zero, due to the decline in expected future benefits from certain software products.

•	Deferred revenue

Deferred revenue consists primarily of payments received in advance of revenue recognition from maintenance. Revenues from maintenance fees are recognized ratably over the term of the maintenance period.

•	Revenue recognition

The Group generates revenues principally from contracts for facial based biometric identification and security projects, which typically include outside purchased workstations and live-scans devices, bundled with the Group’s proprietary software. In all cases, the customers are granted a license to use the software in perpetuity so long as the software is installed on the hardware for which it was originally intended. The contract price of the Group’s facial based biometric identification and security projects generally includes 12-months’ free post-contract customer support. The Group also generates revenues from services performed under fixed-price and time-and-material agreements. To a lesser extent, the Group also generates revenues from sales of its proprietary biometrics products and re-sales of products sourced from outside third parties. The Group classifies the revenues generated by these activities as either project products revenue, project services revenue or maintenance services revenue. Maintenance services are what the customer purchases if support and software upgrades are desired after the free twelve months period.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

The Group also applies the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” For arrangements that require significant production, modification, or customization of software, the Group applies the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The Group also considers the guidance of the Emerging Issues Task Force (“EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement. While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period. Material differences may result in the amount and timing of the Group’s revenue for any period if actual results differ from management’s judgments or estimates.

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))
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

(4)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

•	Government grant income

Government grant income represents government subsidy from the HKSAR government to compensate the Group in assisting and supporting the youth employment in Hong Kong for its community purpose. For the years ended December 31, 2008 and 2007, the Company received HK$100,267 and HK$24,066 from the government and accounted for as grant income in the statements of operations, respectively.

•	Advertising costs

The Group expenses advertising costs are accounted for in accordance with SOP 93-7, “Reporting for Advertising Costs”. Advertising expenses of HK$0 and HK$1,207 were incurred for the years ended December 31, 2008 and 2007, respectively.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of 12 months, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

•	Income taxes

The Group accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

Starting from January 1, 2007, the Group also adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any adjustment to the opening balance of retained earnings as of January 1, 2007 as a result of the implementation of FIN 48. In accordance with FIN48, the Group adopted also the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. For the years ended December 31, 2008 and 2007, the Group did not have any interest and penalties associated with tax positions. As of December 31, 2008 and 2007, the Group did not have any significant unrecognized uncertain tax positions.

The Group conducts major businesses in Hong Kong and the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Group files tax returns that are subject to examination by the foreign tax authority.

•	Segment reporting

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

•	Comprehensive income

Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Foreign currency translation

The consolidated financial statements are expressed, in Hong Kong dollars ("HK$"). The translations of HK$ amounts into the United States dollar ("US$") are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2008 and 2007. Such translations should not be construed as representations that the HK$ amounts could be converted into US$ at that rate or any other rate.

•	Net loss per share

The Group calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

•	Stock based compensation

The Company adopts SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") using the fair value method. Under SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award or using the Black-Scholes pricing model and is recognized as expense over the appropriate service period.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

•	Related parties

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

•	Fair value of financial instruments

The carrying value of the Group’s financial instruments, which include cash and cash equivalents, accounts receivables, deposits and other receivables, deferred revenue, other payables and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

•	Recently issued accounting standards

The Group has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS“) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Group believes that SFAS No. 157 should not have a material impact on the consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Group believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP No.142-3) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is applied prospectively. The Group does not expect the adoption of FSP No.142-3 to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Group is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Group’s current financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Group’s current financial position, results of operations or cash flows.

4.	ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2008	2007
	HK$	HK$
Accounts receivable, trade	3,359,915	13,159,601
Less: allowance for doubtful accounts	(746,191)	(1,447,773)
Accounts receivable, net	2,613,724	11,711,828

The Group reversed the allowance for doubtful accounts of HK$294,739 for the year ended December 31, 2008 due to subsequent settlement, while the Group provided the allowance for doubtful accounts of HK$1,000,831 for the year ended December 31, 2007.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

5.	DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	As of December 31,
	2008	2007
	HK$	HK$
Amount due from minority shareholders	109,826	116,159
Rental and utility deposits	126,756	142,914
Prepaid expenses	46,800	127,689
Other receivables	4,546	5,397

Deposits and other receivables	287,928	392,159

6.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	As of December 31,
	2008	2007
	HK$	HK$
Computer hardware and software	2,194,182	2,176,544
Furniture, fixtures and office equipment	875,775	871,687
Moulds	1,504,600	3,783,000
Leasehold improvements	186,243	781,900
Foreign translation difference	13,477	4,088
	4,774,277	7,617,219
Less: accumulated depreciation	(2,335,901)	(2,200,188)
Less: foreign translation difference	(7,916)	(3,261)

Plant and equipment, net	2,430,460	5,413,770

Depreciation expense for the years ended December 31, 2008 and 2007 were HK$884,561 and HK$1,205,217, respectively.

In October 2007, the Group purchased HK$2,278,400 of software development moulds from a third party vendor for software research and development purpose. Subsequently, management determined that the software moulds were not feasible and did not specifically meet with Group’s requirements. The software moulds were returned to the vendor in a good condition at their original cost in January 2008. For the year ended December 31, 2008, a gain from the return of the moulds was charged against its depreciation expense in the statement of operation.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	As of December 31,
	2008	2007
	HK$	HK$
Product development costs	9,336,170	5,750,359
Patent and license right registration fee	151,374	147,522
	9,487,544	5,897,881
Less: accumulated amortization	(3,655,963)	(2,179,687)
Less: impairment loss	(1,146,127)	-

Intangible assets, net	4,685,454	3,718,194

Amortization expenses for the years ended December 31, 2008 and 2007 were HK$1,476,276 and HK$995,021, which HK$852,347 and HK$995,021 included in cost of revenue, respectively.

In accordance with SFAS No. 144, the Group reviewed its annual impairment test on all intangible assets and concluded that the decline in expected future benefits from certain software products was sufficient to result in an impairment loss of HK$1,146,127, considering the change in economic environment in the second half of 2008.

Estimated aggregate future amortization expense for the succeeding five years and thereafter as of December 31, 2008 is as follows:

Year ending December 31,	HK$
2009	1,462,132
2010	1,255,427
2011	1,255,427
2012	631,498
2013	7,570
Thereafter	73,400

Total:	4,685,454

8.	BANK OVERDRAFT

The Group obtained an overdraft facility with the Bank of China Limited in Hong Kong, with the available balance of HK$1,500,000. The facility bears interest at a rate of 1.5% per annum over Hong Kong prime or 2% per annum over the overnight HIBOR whichever is higher. Weighted average interest rate approximated 7.29% per annum for 2008 and 9.33% per annum for 2007, payable monthly.

The overdraft facility is reviewed on a monthly basis and is subject to cancellation at the discretion of the bank. TTLHK is required to place all receipts from its accounts receivable in the bank to pledge against the overdraft facility to be drawn. The overdraft facility is also secured by all of the assets of TTLHK and is personally guaranteed by the directors of TTLHK. There is an annual facility fee of HK$7,500. In December 2008, this overdraft facility was cancelled at the option of the bank.

Borrowings under this facility were HK$0 and HK$1,208,606 as of December 31, 2008 and 2007.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

9.	SHORT-TERM BANK LOAN

The short-term bank loan is unsecured, payable to financial institutions, which is guaranteed by the director of TTLHK, carrying an effective interest rate at 6.75% per annum payable monthly and the balance was fully repaid on January 22, 2008.

10.	COMMON STOCK

On November 27, 2007, the Company issued 477,366 shares of common stock issued for interest expense on convertible debenture at its fair value on the grant date.

On December 14, 2007, the Company issued 185,311 shares of common stock issued to Equity Performance Group for service rendered.

On December 31, 2007, the Company issued 250,000 shares of common stock issued to MarketByte LLC for service rendered.

On January 14, 2008, January 15, 2008 and March 19, 2008, the Company issued 65,168, 312,805 and 24,797 shares of common stock issued for interest expense on convertible debenture at its fair value on the grant date.

On January 14, 2008, the Company issued 78,952 shares of common stock issued to Firstrust Group Limited for service rendered.

On March 19, 2008, the Company issued 250,000 shares of common stock issued to Whalehaven Capital Fund Limited upon exercise of its convertible debenture.

As of December 31, 2008, the number of authorized shares and issued outstanding shares of common stock was 100,000,000 and 51,644,399, respectively.

11.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:
	Years ended December 31,
	2008	2007
	HK$	HK$
Basic and diluted net loss per share calculation
Numerator:
Net loss in computing basic net loss per share	(2,906,223)	(6,312,880)

Denominator:
Weighted average ordinary shares outstanding	51,549,654	50,053,652

Basic and diluted net loss per share	(0.06)	(0.13)

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

For the years ended December 31, 2008 and 2007 in which the Group generated the net operating loss, the effect of stock options granted to employees and non-employees would have been anti-dilutive and excluded from the computation of diluted losses per share.

12.	INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (BVI) and foreign components of income before income taxes and minority interest were comprised of the following:

	Years ended December 31,
	2008	2007
	HK$	HK$
Tax jurisdictions from:
BVI (local)	(458,482)	(4,706,533)
Hong Kong	(2,395,177)	(985,886)
The PRC	(122,858)	(964,385)

Loss before income taxes and minority interest	(2,976,517)	(6,656,804)

Provision for income taxes consisted of the following:
	Years ended December 31,
	2008	2007
	HK$	HK$
Current:
– Local	-	-
– Foreign	-	12,626

Deferred:
– Local	-	-
– Foreign	-	(383,133)

Income taxes (benefit) expense	-	(370,507)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Group has subsidiaries that operate in various countries: Hong Kong and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

British Virgin Island

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Group’s subsidiaries, TTLHK and TRFID are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% and 17.5% on assessable income for years ended December 31, 2008 and 2007, respectively. The reconciliation of income tax rate to the effective income tax rate based on

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

income before income taxes from foreign operation years ended December 31, 2008 and 2007 are as follows:
	Years ended December 31,
	2008	2007
	HK$	HK$
Loss before income taxes	(2,395,177)	(985,886)
Statutory income tax rate	16.5%	17.5%
Income tax impact at Hong Kong Profits Tax rate	(395,204)	(172,530)
Non-taxable interest income	(112)	(9,831)
Expenses not deductible for tax purposes:
- Non-deductible donations	-	175
- Gain on disposal of plant and equipment	(43,859)	-
- Difference between book and tax depreciation	129,085	92,679
- Capitalized product development costs	(160,211)	(189,615)
- Others	(115,761)	(91,385)
Net operating loss	586,062	-

Income tax benefit	-	(370,507)

Income taxes payable as of December 31, 2008 and 2007 consists of Hong Kong Profits Tax of HK$12,626 and HK$12,626, respectively.

For the years ended December 31, 2008 and 2007, TTLHK and TRFID incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets. As of December 31, 2008, TTLHK and TRFID had approximately HK$11,031,801 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

The PRC

The Group’s subsidiary, TTLSZ is operating as a foreign investment enterprise and is subject to PRC Foreign Enterprise Income Tax at a preferential rate of 15% on its assessable profits, under the PRC tax legislation, interpretations and practices in respect thereof.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the PRC (the “New CIT Law”). The New CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. Hence, TTLSZ is subject to the unified income rate of 25% on the taxable income.

As of December 31, 2008, TTLSZ incurred HK$3,396,696 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in [2015], if unutilized. A full valuation allowance was provided against the deferred tax assets of HK$849,174 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Group as of December 31, 2008 and 2007:
	As of December 31,
	2008	2007
	HK$	HK$
Deferred tax liabilities:
Amortization of capitalized product development cost	(1,113,856)	(878,810)

Deferred tax assets:
Allowances for doubtful accounts	123,121	253,360
Net operating loss carryforwards:
- Hong Kong	1,820,247	1,308,984
- The PRC	849,174	818,460
Total net deferred tax assets	1,678,686	1,501,994
Less: valuation allowance	(995,152)	(818,460)

Net deferred tax assets	683,534	683,534

As of December 31, 2008, the operation in Hong Kong and the PRC incurred HK$14,428,497 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Company has provided for a valuation allowance of HK$995,152 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

13.	CONVERTIBLE DEBENTURE

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
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the years ended December 31, 2008, the Company recorded HK$1,394,024 (US$178,721) as gain from change in warrant liability in the statement of operation.

As of December 31, 2008, the fair value of the warrants of HK$91,237 (US$11,697) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	4.46
Expected dividend yield (%)	0
Expected term in years (years)	3
Expected volatility (%)	100.4

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

For the year ended December 31, 2008, the Group paid interest expense partly in lieu of 24,797 shares of common stock and partly cash of HK$856,165.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

14.           PENSION PLANS

Hong Kong

The Group’s subsidiaries operating in Hong Kong, TTLHK and TRFID participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made by TTLHK and TRFID at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service with the TTLHK and TRFID, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were HK$121,202and HK$133,587 for the years ended December 31, 2008 and 2007, respectively.

The PRC

Under the PRC Company Law, the Group’s subsidiary, TTLSZ is required to make appropriations to statutory reserve, based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net earnings until the reserve is equal to 50% of TTLSZ’s registered capital. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

As TTLSZ has recorded an operating loss under the PRC GAAP for the years ended December 31, 2008 and 2007, no appropriation to statutory reserve was made during these periods.

15.	SEGMENT INFORMATION

The Group considers its business activities to constitute one single segment. The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group’s customers is:

•	Hong Kong, including the government and commercial sectors; and
•	The PRC, mainly the government sector.

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	As of December 31,
	2008	2007
	HK$	HK$
Long-lived assets:
- Hong Kong	7,078,634	9,086,440
- The PRC	37,280	45,524

	7,115,914	9,131,964

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

	Years ended December 31,
	2008	2007
	HK$	HK$
Revenue:
- Hong Kong	14,461,774	16,594,335
- The PRC	1,169,736	121,528

	15,631,510	16,715,863

16.           CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended December 31, 2008 and 2007, the customer who accounts for 10% or more of and revenue of the Company is presented as follows:

	Year ended December 31, 2008		December 31, 2008
	Revenue	Percentage of revenue	Accounts receivable
	HK$		HK$
Customer A	3,120,825	20%	308,253
Customer B	2,283,833	15%	627,526
Customer C	2,195,100	14%	514,100

Total:	7,599,758	49%	1,449,879

	Year ended December 31, 2007		December 31, 2007
	Revenue	Percentage of revenue	Accounts Receivable
	HK$		HK$
Customer B	2,461,250	15%	3,077,993
Customer D	2,115,990	13%	2,115,990
Customer E	1,001,321	6%	-
Customer F	631,800	4%	-

Total:	6,210,361	38%	5,193,983

(b)           Major vendors

For the years ended December 31, 2008 and 2007, the vendor who accounts for 10% or more of the purchases of the Company is presented as follows:

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

	Year ended December 31, 2008		December 31, 2008
	Purchases	Percentage of purchases	Accounts payable
	HK$		HK$
Vendor A	1,050,000	11%	-
Vendor B	937,430	10%	-

Total:	1,987,430	21%	-

	Year ended December 31, 2007		December 31, 2007
	Purchases	Percentage of purchases	Accounts payable
	HK$		HK$
Vendor B	1,057,995	10%	1,057,995
Vendor C	1,619,701	15%	1,145,753
Vendor D	1,255,384	12%	-

Total:	3,933,080	37%	2,203,748

(c)           Credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Group performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)           Interest rate risk

As the Group has no significant interest-bearing assets, the Group’s income and operating cash flows are substantially independent of changes in market interest rates.

The Group’s interest-rate risk arises from bank borrowings. Borrowings issued at fixed rates expose the Group to fair value interest-rate risk. Borrowings issued at variable rates expose the Group to cash flow interest rate risk. The Group manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2008, all of borrowings were at variable rates. The interest rates and terms of repayment of bank borrowings are disclosed in Note 8 and 9.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”))

17.           COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Group rented office spaces under non-cancelable operating lease agreements with a term of 9 months to 3 years, with fixed monthly rentals, expiring in various years through May 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately HK$504,136 and HK$628,634 for the years ended December 31, 2008 and 2007.

As of December 31, 2008, future minimum annual operating lease payments are as follows:

Years ending December 31,	HK$
2009	349,132
2010	303,996
2010	126,665

Total	779,793

(b)	Reserve for product warranties

The Group has not experienced any material returns where it was under obligation to honor this standard warranty provision. As such, no reserve for product warranties has been provided in the statement of operations for the years ended December 31, 2008 and 2007.

(c)         Capital commitments

In December 2008, the Company established a joint venture company, Titanium Biometrics Limited with 51% of equity interest in Hong Kong. This joint venture company will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China. Total estimated investment costs are approximately HK$1,906,500. As of December 31, 2008, the Group is committed to make a contingent payment of HK$972,315 to the joint venture company for the working capital purpose.

18.	COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.