Form 10-Q
period 2009-03-31
Titanium Group LTD
filed 2009-05-20
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]Yes[  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[  ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  [  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of May 15, 2009

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2009 and 2008	4-5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6

Notes to Condensed Consolidated Financial Statements	7-11

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
	March 31,		December 31,
	2009	2009	2008
ASSETS	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)
Current assets:
Cash and cash equivalents	$34,968	$272,750	$1,190,869
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	242,301	1,889,951	2,613,724
Amount due from shareholder	1,605	12,516	-
Inventories	8,470	66,067	38,001
Deposits and other receivables	60,032	468,249	287,928
Total current assets	398,658	3,109,533	4,530,522

Non-current assets:
Plant and equipment
Cost	612,087	4,774,277	4,774,277
Less: accumulated depreciation	(330,000)	(2,574,002)	(2,343,817)
	282,087	2,200,275	2,430,460

Intangible assets, net	524,773	4,093,226	4,685,454
Deferred tax assets	87,633	683,534	683,534

TOTAL ASSETS	$1,293,151	$10,086,568	$12,329,970

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$222,359	$1,734,390	$1,732,507
Deferred revenue	6,775	52,846	57,650
Income tax payable	1,619	12,626	12,626
Total current liabilities	230,753	1,799,862	1,802,783

Long-term liabilities:
Debenture payable	1,338,409	10,439,593	10,320,066
Warrants liability	34,766	271,175	91,237
Total long-term liabilities	1,373,175	10,710,768	10,411,303

Total liabilities	1,603,928	12,510,630	12,214,086

Commitments and contingencies	-	-	-

(Deficit) equity:
Titanium Group Limited stockholders’ (deficit) equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	516,444	4,028,263	4,028,263
Additional paid-in capital	876,354	6,835,562	6,835,562
Accumulated other comprehensive loss	(7,185)	(56,045)	(27,316)
Accumulated deficit	(1,696,390)	(13,231,842)	(10,725,914)
Total Titanium Group Limited stockholders’ (deficit) equity	(310,777)	(2,424,062)	110,595

Noncontrolling interests	-	-	5,289

Total (deficit) equity	(310,777)	(2,424,062)	115,884

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,293,151	$10,086,568	$12,329,970

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2009	2008
	US$	HK$	HK$
REVENUE, NET
Projects
Products	$155,343	$1,211,674	$1,449,763
Services	31,319	244,289	2,367,692
Total projects revenue	186,662	1,455,963	3,817,455

Maintenance services	29,199	227,755	84,664

Total revenue, net	215,861	1,683,718	3,902,119

COST OF REVENUE (inclusive of amortization)
Projects
Cost of products sold	114,747	895,028	916,213
Cost of services	23,867	186,161	1,712,144
	138,614	1,081,189	2,628,357
Maintenance
Cost of services	6,154	48,000	20,000

Total cost of revenue	144,768	1,129,189	2,648,357

GROSS PROFIT	71,093	554,529	1,253,762

OPERATING EXPENSES
Impairment loss on intangible assets	35,620	277,832	-
Research and development expense	82,694	645,013	-
Selling, general and administrative	208,309	1,624,812	2,937,506

Total operating expenses	326,623	2,547,657	2,937,506

LOSS FROM OPERATIONS	(255,530)	(1,993,128)	(1,683,744)

OTHER INCOME (EXPENSE):
Government grant income	-	-	42,267
Interest income	-	-	387
Interest expense	(28,029)	(218,624)	(207,275)
Amortization on discount of convertible debenture	(15,324)	(119,527)	-
(Loss) gain from change in fair value of warrant liability	(23,069)	(299,465)	294,793
Total other (expense) income	(66,422)	(518,089)	130,172

LOSS BEFORE INCOME TAX	(321,952)	(2,511,217)	(1,553,572)
Income tax benefit	-	-	-

NET LOSS	(321,952)	(2,511,217)	(1,553,572)

Less: net loss attributable to the noncontrolling interests	678	5,289	16,464

NET LOSS ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(321,274)	$(2,505,928)	$(1,537,108)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2009	2009	2008
	US$	HK$	HK$

NET LOSS	$(321,952)	$(2,511,217)	$(1,553,572)

Other comprehensive loss:
Foreign currency translation loss	(3,683)	(28,729)	(16,375)

COMPREHENSIVE LOSS	$(325,635)	$(2,539,946)	$(1,569,947)

Comprehensive loss attributable to the noncontrolling interests	973	7,587	17,774

Comprehensive loss attributable to Titanium Group Limited	$(324,662)	$(2,532,359)	$(1,552,173)

Net loss per common share attributable to Titanium Group Limited common – basic and diluted	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding – basic and diluted	51,644,399	51,644,399	51,644,399

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Three months ended March 31,
	2009	2009	2008
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(321,274)	$(2,505,928)	$(1,537,108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	69,818	544,581	756,162
Impairment loss on intangible assets	35,620	277,832	-
Allowance for doubtful accounts	29,658	231,330	99,566
Noncontrolling interests	(973)	(7,587)	(17,774)
Stock issued for service rendered, non-cash	-	-	81,037
Loss (gain) from change in fair value of warrant liability	38,393	299,465	(294,793)
Changes in assets and liabilities:
Accounts receivable	63,134	492,443	4,695,218
Amount due from shareholder	(1,605)	(12,516)	-
Inventories	(3,598)	(28,066)	667,704
Deposits and other receivable	(23,118)	(180,321)	35,547
Accounts payable and accrued liabilities	241	1,883	(3,327,932)
Deferred revenue	(616)	(4,804)	(76,867)
Net cash (used in) provided by operating activities	(114,320)	(891,688)	1,080,760

Cash flows from investing activities:
Purchase of plant and equipment	-	-	(12,275)
Payments relating to software development costs	-	-	(1,391,265)
Net cash used in investing activities	-	-	(1,403,540)

Cash flows from financing activities:
Repayments on short-term bank loan	-	-	(26,347)
Net decrease in bank overdraft	-	-	(438,237)
Net cash used in financing activities	-	-	(464,584)

Effect of exchange rate changes on cash and cash equivalents	(3,388)	(26,431)	(15,065)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(117,708)	(918,119)	(802,429)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,676	1,190,869	1,168,331

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,968	$272,750	$365,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$218,254

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
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

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited and Titanium Technology (Shenzhen) Co., Ltd., Titanium REID Limited and Titanium Biometrics Limited (collectively known as the “Group”). The Group’s functional currency is Hong Kong Dollars (“HK$”).

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2009, the Group had incurred a net loss of HK$2,505,928 and an accumulated deficit of HK$13,231,842. Additionally, the Group has incurred substantive losses over the past several years and has a capital deficit of HK$2,424,062. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through March 31, 2010. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the period ended March 31, 2009, outstanding

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the three months ended March 31, 2009, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of March 31, 2009 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

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

For the three months ended March 31, 2009, the Group and its subsidiaries incurred net operating losses of approximately HK$2,511,217 for income tax purposes and no provision for income taxes is required.

As of March 31, 2009, the Group recognized a deferred tax asset of approximately HK$683,534, primarily relating to the aggregate cumulative tax losses of HK$9,941,543 for Hong Kong subsidiaries and HK$2,750,339 for PRC subsidiary are available to be carried forward to offset future taxable income and tax loss from the PRC subsidiary will begin to expire in 5 years from the year of incurrence, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a valuation allowance of HK$1,648,621 has been provided for the period ended March 31, 2009, as the management believes it is more likely than not that these assets will not be realized in the future.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

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

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the periods ended March 31, 2009 and 2008, the Company recorded (HK$179,938 (US$23,069)) and HK$294,793 (US$37,794), respectively, as (loss) gain from change in warrant liability in the statements of operations.

As of March 31, 2009, the fair value of the warrants of HK$271,175 (US$34,766) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	4.46
Expected dividend yield (%)	0
Expected term in years (years)	3
Expected volatility (%)	100.4

Interest expense of HK$218,624 (US$28,029) and HK$207,275 (US$26,574) was recognized for the three months ended March 31, 2009 and 2008, respectively.

NOTE 8 – SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Group’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Group’s customers is:

● Hong Kong, including the government and commercial sectors; and
● The PRC, mainly the government agencies, financial institutions and commercial sectors.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

An analysis of the Group’s long-lived assets and revenues by region are as follows:
	As of
	March 31, 2009	December 31, 2008
	HK$	HK$
Long-lived assets:
- Hong Kong	$6,259,671	$7,078,634
- The PRC	33,830	37,280

	$6,293,501	$7,115,914

	Three months ended March 31,
	2009	2008
	HK$	HK$
Revenue:
- Hong Kong	$1,621,709	$3,862,209
- The PRC	62,009	39,910

	$1,683,718	$3,902,119

NOTE 9 – COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

The Company rented office space under non-cancelable operating lease agreements which run for a term of 1 to 3 years, with fixed monthly rentals, expiring in various years through May 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately $113,337 and $101,830 for the periods ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, future minimum annual operating lease payments are as follows:

Period ending March 31,
2010	$317,849
2011	303,996
2012	21,111

Total	$642,956

(b)           Capital commitments

In December 2008, the Company established a joint venture company, Titanium Biometrics Limited with 51% of equity interest in Hong Kong. This joint venture company will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China. Total estimated investment costs are approximately HK$1,906,500. As of March 31, 2009, the Group is committed to make a contingent payment of HK$972,315 to the joint venture company for the working capital purpose.

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

PRODUCT DEVELOPMENT COSTS.  We account for developments costs related to software products to be sold, leased or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”),  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Costs that are capitalized include direct labor and related overhead.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  For the period ended March 31, 2009, we do not incur any capitalized product development costs.

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

Upon the completion, the ownership of the intellectual property resulting from the project was vested in us.  The royalty fee paid by us for the period ended March 31, 2009 and 2008 amounted to US$3 (HK$20) and US$3,105 (HK$24,220), respectively.  As of March 31, 2009, we have an unpaid royalty fee against the subsidy grant totaling US$215,444 (HK$1,680,459).

Impairment of long-lived assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as plant and equipment and intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. We reviewed our impairment test on certain intangible assets such as patents and trademarks and concluded that the decline in expected future benefits from certain software products of ProFacer items was sufficient to result in an impairment loss of US$35,620 (HK$277,832).

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.  For the three months ended March 31, 2009, projects revenues decreased by US$302,755 (HK$2,361,492) (62%) over the same period in 2008. The decrease of projects revenues was attributed primarily to the reduction of provision of services rendered as the Company’s new strategy is to focus on sales of its own proprietary products.

Our cost of projects as a percentage of projects revenues was 74% for 2009 as compared to 69% for 2008.  The increase was attributed to a decrease in price of the projects.

We recognized an impairment loss on intangible assets of US$35,620 (HK$277,832) during the 2009 period as a result of the phasing out of our old product “ProFacer”.  There was no impairment loss in 2008.

During the 2009 quarter, we incurred US$82,694 (HK$645,013) of research and development expenses, compared to none in 2008.

Selling, general, and administrative expenses decreased by US$168,294 (HK$1,312,694) (45%) in 2009 as compared to 2008 due mainly to a reduction in: (i) management fee of US$38,462 (HK$300,000), (ii) preliminary expense of US$64,103 (HK$500,000), which represents the business development costs relating to its product, "e-Guard" in the PRC, (iii) salaries of US$34,508 (HK$269,162) and (iv) professional fees of US$24,340 (HK$189,855).

As a result of the decreased revenues and impairment loss, our loss from operations increased from US$215,865 (HK$1,683,744) in 2008 to US$255,530 (HK$1,993,128) in 2009, despite the decrease in selling, general and administrative expenses.

We had other expense in 2009 of US$66,422 (HK$518,089), due to interest expense of US$28,029 (HK$218,624), amortization on discount of the convertible debentures of US$15,324 (HK$119,527) and loss from the change in fair value of our warrant liability of US$23,069 (HK$179,938).  In contrast, we had other income of US$16,689 (HK$130,172) in 2008, due primarily to a gain from the change in warrant liability of US$37,794 (HK$294,793) and government grant income of US$5,419 (HK$42,267), offset by interest expense of US$26,574 (HK$207,275).

In summary, due to decreased revenues in the quarter ended March 31, 2009 and other expenses, we generated a net loss of US$321,274 (HK$2,505,928), as compared to a net loss of US$197,065 (HK$1,537,108) in 2008.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$1,375,117 (HK$10,725,914) at December 31, 2008, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008 included an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$321,274 (HK$2,505,928) for the quarter ended March 31, 2009 and had an accumulated deficit of US$1,696,390 (HK$13,231,842) at March 31, 2009.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, continuous development of new products and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2009.  At March 31, 2009, we had working capital of US$167,905 (HK$1,309,671), as compared to US$349,711 (HK$2,727,739) at December 31, 2008, due primarily to the loss for the quarter.  The decrease was reflected in reductions in cash of US$117,708 (HK$918,119) and accounts receivable, net of US$92,791 (HK$723,773), offset by increases in inventories of US$3,598 (HK$28,066) and deposits and other receivables of US$23,118 (HK$180,321).

During the three months ended March 31, 2009, our operating activities used cash of US$114,320 (HK$891,688), as compared to providing cash of US$138,559 (HK$1,080,760) in 2008.  The most significant adjustments to reconcile net loss to net cash were for depreciation and amortization (US$69,818 and HK$544,581), the impairment loss on intangible assets (US$35,620 and HK$277,832), our allowance for doubtful accounts (US$29,658 and HK$231,330) and the loss from change in fair value of warrant liability (US$23,069 and HK$179,938).

We did not have any cash flows from investing or financing activities in 2009.  In comparison, we used US$179,941 (HK$1,403,540) in 2008 for software development costs and also used US$59,562 (HK$464,584) for a reduction in our bank overdraft and repayment of a short-term bank loan.

In light of our working capital of US$167,906 (HK$1,309,671) at March 31, 2009, we believe that we have current and available capital resources sufficient to fund planned operations for the current fiscal year.  Our current fixed overhead is approximately US$64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At March 31, 2009, several backlog orders of approximately US$800,000 (HK$6,240,000) will be confirmed, as compared to approximately US$1,800,000 (HK$14,040,000) at March 31, 2008.  We expect that approximately US$400,000 (HK$3,120,000) will be carried forward to the next fiscal year.

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

Item 1A.       Risk Factors

Not required for smaller reporting companies.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None.
Item 6.          Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)
10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.4	Office lease dated June 22, 2005 (1)
10.5	2005 Stock Plan (2)
10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.9	Form of Distributor Agreement (3)
10.10	Form of Reseller Agreement (3)
10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)
10.14	Securities Purchase Agreement dated April 3, 2007 (5)
10.15	Form of Debenture (5)
10.16	Registration Rights Agreement dated April 3, 2007 (5)
10.17	Form of Warrant (5)
10.18	November 2007 Amendment and Waiver Agreement (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Regulation S-K Number	Exhibit
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
_______________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 23, 2007 (File No. 0-52415), filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

May 20, 2009	By:	/s/ Dr. Kit Chong "Johnny" Ng
Dr. Kit Chong "Johnny" Ng
Principal Financial Officer

May 20, 2009	By:	/s/ Wai Hung "Billy" Tang
Wai Hung "Billy" Tang
Chief Executive Officer

May 20, 2009	By:	/s/ Jia Long Wen
Jia Long Wen
Chief Operation Officer