Form 10-Q
period 2009-06-30
Titanium Group LTD
filed 2009-08-20
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

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
[X] Yes           [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes    [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of August 15, 2009

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2009 and 2008	3 - 4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6 - 11

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	June 30,		December 31,
	2009	2009	2008
ASSETS	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)
Current assets:
Cash and cash equivalents	$29,527	$230,309	$1,190,869
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	186,267	1,452,882	2,613,724
Inventories	11,355	88,572	38,001
Deposits and other receivables	51,143	398,918	287,928
Total current assets	329,574	2,570,681	4,530,522

Non-current assets:
Plant and equipment
Cost	608,268	4,744,487	4,774,277
Less: accumulated depreciation	(355,417)	(2,772,255)	(2,343,817)
	252,851	1,972,232	2,430,460

Intangible assets, net	484,464	3,778,830	4,685,454
Deferred tax assets	87,633	683,534	683,534

TOTAL ASSETS	$1,154,522	$9,005,277	$12,329,970

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$364,224	$2,840,947	$1,732,507
Deferred revenue	6,159	48,042	57,650
Income tax payable	1,619	12,626	12,626
Total current liabilities	372,002	2,901,615	1,802,783

Long-term liabilities:
Debenture payable	1,353,734	10,559,122	10,320,066
Warrants liability	29,576	230,693	91,237
Total long-term liabilities	1,383,310	10,789,815	10,411,303

Total liabilities	1,755,312	13,691,430	12,214,086

Stockholders’ (deficit) equity:
Titanium Group Limited stockholders’ (deficit) equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	516,444	4,028,263	4,028,263
Additional paid-in capital	873,584	6,813,956	6,835,562
Accumulated other comprehensive loss	(7,186)	(56,043)	(27,316)
Accumulated deficit	(1,983,632)	(15,472,329)	(10,725,914)
Total Titanium Group Limited stockholders’ (deficit) equity	(600,790)	(4,686,153)	110,595

Noncontrolling interests	-	-	5,289

Total (deficit) equity	(600,790)	(4,686,153)	115,884
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,154,522	$9,005,277	$12,329,970
See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2009	2009	2008	2009	2009	2008
	US$	HK$	HK$	US$	HK$	HK$
REVENUE, NET
Projects
Products	$92,865	$724,346	$2,512,893	$248,208	$1,936,020	$3,962,656
Services	-	-	185,903	31,319	244,289	2,553,595
	92,865	724,346	2,698,796	279,527	2,180,309	6,516,251

Maintenance
Services	9,966	77,734	70,804	39,165	305,489	155,468

Total revenue	102,831	802,080	2,769,600	318,692	2,485,798	6,671,719

COST OF REVENUE
Projects
Cost of products sold	63,322	493,913	3,728,098	178,069	1,388,941	4,644,311
Cost of services	60	470	139,577	23,927	186,631	1,851,721
	63,382	494,383	3,867,675	201,996	1,575,572	6,496,032

Maintenance
Cost of services	513	4,000	10,000	6,667	52,000	30,000

Total cost of revenue	63,895	498,383	3,877,675	208,663	1,627,572	6,526,032

GROSS PROFIT (LOSS)	38,936	303,697	(1,108,075)	110,029	858,226	145,687

Operating expenses:
Impairment loss on intangible assets	-	-	-	35,619	277,832	-
Research and development costs	85,478	666,728	-	168,172	1,311,741	-
Selling, general and administrative	211,511	1,649,786	1,087,412	419,821	3,274,598	4,024,916

Total operating expenses	296,989	2,316,514	1,087,412	623,612	4,864,171	4,024,916

LOSS FROM OPERATIONS	(258,053)	(2,012,817)	(2,195,487)	(513,583)	(4,005,945)	(3,879,229)

Other income (expense):
Sundry income	8,975	70,000	1,077,813	8,974	70,000	1,077,813
Government grant income	-	-	-	-	-	42,267
Interest income	-	1	275	-	1	662
Interest expense	(28,029)	(218,624)	(242,956)	(56,057)	(437,248)	(450,231)
Discount of convertible debenture	(15,324)	(119,529)	(18,642)	(30,648)	(239,056)	276,151
Gain (loss) from change in fair value of warrant liability	5,190	40,482	-	(17,879)	(139,456)	-
Total other (expense) income	(29,188)	(227,670)	816,490	(95,610)	(745,759)	946,662

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2009	2009	2008	2009	2009	2008
	US$	HK$	HK$	US$	HK$	HK$

LOSS BEFORE INCOME TAX	$(287,241)	(2,240,487)	(1,378,997)	$(609,193)	(4,751,704)	(2,932,567)
Income tax expense	-	-	-	-	-	-

NET LOSS	(287,241)	(2,240,487)	(1,378,997)	(609,193)	(4,751,704)	(2,932,567)

Less: net loss attributable to the noncontrolling interests	-	-	18,550	678	5,289	35,014

NET LOSS ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(287,241)	(2,240,487)	(1,360,447)	$(608,515)	(4,746,415)	(2,897,553)

NET LOSS	(287,241)	(2,240,487)	(1,378,997)	(609,193)	(4,751,704)	(2,932,567)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	-	2	-	(3,684)	(28,727)	(16,375)

COMPREHENSIVE LOSS	$(287,241)	$(2,240,485)	$(1,378,997)	$(612,877)	$(4,780,431)	$(2,948,942)

Comprehensive loss attributable to the noncontrolling interests	-	-	18,550	973	7,587	36,324

Comprehensive loss attributable to Titanium Group Limited	$(287,241)	$(2,240,485)	$(1,360,447)	$(611,904)	$(4,773,844)	$(2,912,618)

Net loss per common share attributable to Titanium Group Limited – basic and diluted	$(0.01)	$(0.04)	$(0.03)	$(0.01)	$(0.09)	$(0.06)

Weighted average shares outstanding - basic and diluted	51,644,399	51,644,399	51,644,399	51,644,399	51,644,399	51,456,343

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Six months ended June 30,
	2009	2009	2008
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titamium Group Limited	$(608,515)	$(4,746,415)	$(2,897,553)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncontrolling interests	(973)	(7,587)	(35,014)
Depreciation and amortization	139,361	1,087,018	1,446,538
Impairment loss on intangible assets	35,619	277,832	-
Allowance for (recovery from) doubtful accounts	62,019	483,748	(90,541)
Stock issued for service rendered, non-cash	(2,770)	(21,606)	81,037
Amortization cost on discount of convertible debenture	30,648	239,056	(276,151)
Gain from disposal of plant and equipment	-	-	(265,813)
Loss from change in fair value of warrant liability	17,879	139,456	-
Changes in assets and liabilities:
Accounts receivable	86,807	677,094	7,967,634
Amount due from shareholder	-	-	-
Inventories	(6,483)	(50,571)	686,063
Deposits and other receivable	(14,229)	(110,990)	(34,778)
Accounts payable and accrued liabilities	148,268	1,156,482	(3,933,582)
Deferred revenue	(7,391)	(57,650)	(76,867)
Net cash (used in) provided by operating activities	(119,760)	(934,133)	2,570,973

Cash flows from investing activities:
Purchase of plant and equipment	-	-	(11,700)
Payments relating to software development costs	-	-	(2,353,934)
Net cash used in investing activities	-	-	(2,365,634)

Cash flows from financing activities:
Repayments on short-term bank loan	-	-	(26,347)
Net increase in bank overdraft	-	-	138,515
Net cash provided by financing activities	-	-	112,168

Effect of exchange rate changes on cash and cash equivalent cash equivalents	(3,389)	(26,427)	(16,950)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(123,149)	(960,560)	300,557

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,676	1,190,869	1,168,331

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,527	$230,309	$1,468,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$242,586

See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd., Titanium RFID Limited and Titanium Biometrics Limited (collectively known as the “Group”). The Group’s functional currency is Hong Kong Dollars (“HK$”).

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

The Group had incurred a net loss of HK$4,746,415 for the six months ended June 30, 2009 and had an accumulated deficit of HK$15,472,329 as of June 30, 2009. Additionally, the Group has incurred substantive losses over the past several years and has a capital deficit of HK$4,686,153. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through June 30, 2010. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Group’s ability to continue as a going concern.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Group has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Group adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Group adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Group will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Group.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Group will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Group.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Group has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the period ended June 30, 2009, outstanding warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the six months ended June 30, 2009, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of June 30, 2009 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

NOTE 6 – INCOME TAXES

The Group accounts for income tax using SFAS No. 109 “Accounting for Income Taxes,” which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statements of operations in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

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

For the six months ended June 30, 2009, the Group and its subsidiaries incurred net operating losses of approximately HK$4,751,704 for income tax purposes and no provision for income taxes is required.

As of June 30, 2009, the Group recognized a deferred tax asset of approximately HK$683,534, primarily relating to the aggregate cumulative tax losses of HK$10,270,492 for Hong Kong subsidiaries and HK$3,231,751 for the PRC subsidiary.  These losses are available to be carried forward to offset future taxable income and tax loss from the PRC subsidiary and will begin to expire in 5 years from the year of incurrence, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a valuation allowance of HK$1,726,303 has been provided for the period ended June 30, 2009, as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 7 – INTANGIBLE ASSETS, NET

For the period ended June 30, 2009, the Group performed its impairment test on its certain software products in accordance with SFAS No. 144 and determined that their carrying values were impaired due to the continued decline in expected future benefits resulting from the change in economic environment. Hence, an impairment loss of HK$277,832 was recorded.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

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

Proceeds of the financing were used for working capital and for the further development of the Company’s proprietary technology.

On April 3, 2007, the Company received HK$9,555,000 (US$1,225,000), net of expenses in relation to issuance of the Debenture of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.

The debentures were discounted for the fair value of warrants, pursuant to APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The debentures were further discounted for the intrinsic value of the beneficial conversion feature, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The discount is being amortized over the life of the debentures. For the period ended June 30, 2009 and 2008, the Company recorded HK$139,456 (US$17,879) and HK$0 (US$0) as loss from change in warrant liability in the statements of operations.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

As of June 30, 2009, the fair value of the warrants of HK$230,693 (US$29,576) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	4.46
Expected dividend yield (%)	0
Expected term in years (years)	3
Expected volatility (%)	100.4

Interest expense of HK$437,248 (US$56,057) and HK$450,231 (US$57,722) was recognized for the six months ended June 30, 2009 and 2008.

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

An analysis of the Group’s long-lived assets and revenues by region are as follows:

	June 30, 2009	December 31, 2008
	HK$	HK$
Long-lived assets:
- Hong Kong	$5,719,533	$7,078,634
- The PRC	31,529	37,280

	$5,751,062	$7,115,914

	Six months ended June 30,
	2009	2008
	HK$	HK$
Revenue:
- Hong Kong	$2,419,434	$6,447,949
- The PRC	66,364	223,770

	$2,485,798	$6,671,719

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

The Company rented office space under non-cancelable operating lease agreements which run for a term of 1 to 3 years, with fixed monthly rentals, expiring in various years through May 2011. Costs incurred under these operating leases are recorded as rental expense and totaled approximately HK$224,478 and HK$242,796 for the periods ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, future minimum annual operating lease payments are as follows:

Period ending June 30,	HK$
2010	$303,996
2011	274,441

Total	$578,437

(b)           Capital commitments

In December 2008, the Company established a joint venture company, Titanium Biometrics Limited with 51% of equity interest in Hong Kong. This joint venture company will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China. Total estimated investment costs are approximately HK$1,906,500. As of June 30, 2009, the Group is committed to make a contingent payment of HK$972,315 to the joint venture company for the working capital purpose.

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

Effective June 10, 2009, control of Golden Mass Technologies Ltd., the Company’s largest shareholder, changed from Dr. Kit Chong “Johnny” Ng to Crown Prince International Limited, a British Virgin Islands corporation owned by Lai Huamin.  Golden Mass Technologies Ltd. owns 25,835,221 shares, which represents approximately 50% of the registrant’s issued and outstanding shares. Dr. Kit Chong “Johnny” Ng resigned as the Chairman of the Board of Directors and principal financial officer and continues to serve as the Honorary Chairman. Mr. Lai was appointed to serve as a director and the Chairman of the Board.  We believe this change of control will be beneficial to the long term growth of the company.  The new major shareholder and the new members of the management team are experienced veterans in the industry and are capable to bring in additional capital to strengthen the operation and the research and development of the Group.  They are also well connected in the region and will be a tremendous aid in the Company’s sales and marketing efforts in the PRC.

Critical Accounting Policies

Intangible assets.  Intangible assets include (1) patent and license right registration fees and (2) product development costs.

PATENT AND LICENSE RIGHT REGISTRATION FEES.  Patent and license right registration fees represents the software licenses and patent costs paid to third parties and is amortized using the straight-line method over their estimated useful lives of 10 years.

PRODUCT DEVELOPMENT COSTS.  We account for developments costs related to software products to be sold, leased or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”),  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Costs that are capitalized include direct labor and related overhead.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  For the period ended June 30, 2009, we did not incur any capitalized product development costs.

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

Upon the completion, the ownership of the intellectual property resulting from the project was vested in us.  The royalty fee paid by us for the periods ended June 30, 2009 and 2008 amounted to US$3 (HK$20) and US$3,105 (HK$24,220), respectively.  As of June 30, 2009, we have an unpaid royalty fee against the subsidy grant totaling US$215,444 (HK$1,680,459).

Impairment of long-lived assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as plant and equipment and intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. We reviewed our impairment test on certain intangible assets such as patents and trademarks and concluded that the decline in expected future benefits from certain software products such as ProFacer items was sufficient to result in an impairment loss of US$35,619 (HK$277,832).

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.  For the three months ended June 30, 2009, projects revenues decreased by US$253,135 (HK$1,974,450) (73%) over the same period in 2008. The decrease of projects revenues was attributed primarily to the company’s strategy to focus its sales effort of its new product – eGuard, which had been launched earlier in the year but has experienced production delay due to manufacturing issues. The issues are expected to be resolved in the third quarter of 2009.

Our cost of projects as a percentage of projects revenues was 68% for 2009 as compared to 143% for 2008.  Our cost of projects revenue in 2008 exceeded revenues due to materials we purchased for a Housing Authority project of approximately US$256,400 (HK$2,000,000) that could not be billed to the client.

Selling, general, and administrative expenses increased by US$72,099 (HK$562,374) (52%) in 2009 as compared to 2008 due mainly to an increase in provision for doubtful debt of US$38,893 (HK$303,368) and increase in professional fee of US$11,548 (HK$90,076).

Despite the decreased revenues and increased operating expenses, our loss from operations decreased from US$281,473 (HK$2,195,487) in 2008 to US$258,053 (HK$2,012,817) in 2009.  In 2008, we had incurred a gross loss on projects.

We had other expense in 2009 of US$29,188 (HK$227,670), due to interest expense of US$28,029 (HK$218,624).  In contrast, we had other income of US$104,678 (HK$816,490) in 2008, due to sundry income of US$138,181 (HK$1,077,813), which mainly consists of the receipt of a refund for promotion expenses of US$104,103 (HK$812,000), which was paid in 2007, and a gain of US$34,079 (HK$265,813) due to disposal of fixed asset, which more than offset interest expense of US$31,148 (HK$242,956).

In summary, due to decreased revenues in the quarter ended June 30, 2009 and increased operating and other expenses, we generated a net loss of US$287,241 (HK$2,240,487), as compared to a net loss of US$174,416 (HK$1,360,447) in 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008.  For the six months ended June 30, 2009, projects revenues decreased by US$555,890 (HK$4,335,942) (67%) over the same period in 2008. The decrease of projects revenues was attributed primarily to the company’s strategy to focus its sales effort of its new product – eGuard, as described above.

Our cost of projects as a percentage of projects revenues was 72% for 2009 as compared to 100% for 2008.  Our cost of projects revenue in 2008 exceeded revenues due to materials we purchased for a Housing Authority project of approximately US$256,400 (HK$2,000,000) that could not be billed to the client.

Selling, general, and administrative expenses decreased by US$96,195 (HK$750,318) (19%) in 2009 as compared to 2008 due mainly to a reduction of professional fees of US$33,364 (HK$260,236).

We recognized an impairment loss on intangible assets of US$35,619 (HK$277,832) during the 2009 period as a result of the phasing out of our old product “ProFacer”.  There was no impairment loss in 2008.

During the six months ended June 30, 2009, we incurred US$168,172 (HK$1,311,741) of research and development expenses, compared to none in the same period of 2008.

Due to the decreased revenues and increased operating expenses, our loss from operations increased from US$497,337 (HK$3,879,229) in 2008 to US$513,583 (HK$4,005,945) in 2009.

We had other expense in 2009 of US$95,610 (HK745,759), consisting of interest expense of US$56,057 (HK$437,248), amortization cost on discount of convertible debentures of US$30,648 (HK$239,056), and loss from change in fair value of warrant liability of US$17,879 (HK$139,456).  In contrast, we had other income in 2008 of US$121,367 (HK$946,662), due to sundry income of US$138,181 (HK$1,077,813), which mainly consists of the receipt of a refund for promotion expenses of US$104,103 (HK$812,000), which was paid in 2007, and a gain of US$34,079 (HK$265,813) due to disposal of asset.  We also had a gain from change in warrant liability of US$35,404 (HK$276,151) which more than offset interest expense of US$57,722 (HK$450,231).

In summary, due to decreased revenues in 2009 and increased operating and other expenses, we generated a net loss of US$608,515 (HK$4,746,415), as compared to a net loss of US$371,481 (HK$2,897,553) in 2008.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$1,375,117 (HK$10,725,914) at December 31, 2008, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008 included an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$608,515 (HK$4,746,415) for the six months ended June 30, 2009 and had an accumulated deficit of US$1,983,632 (HK$15,472,329) at June 30, 2009.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, continuous development of new products and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2009 , we had working deficit of US$42,428 (HK$330,934), as compared to working capital of US$349,711 (HK$2,727,739) at December 31, 2008, due primarily to the loss for the six-month period.  The decrease was reflected in reductions in cash of US$123,149 (HK$960,560) and accounts receivable, net of US$148,826 (HK$1,160,842), and an increase in accounts payable and accrued liabilities of US$142,108 (HK$1,108,440), offset by small increases in inventories of US$6,483 (HK$50,571) and deposits and other receivables of US$14,229 (HK$110,990).

During the six months ended June 30, 2009, our operating activities used cash of US$119,760 (HK$934,133), as compared to providing cash of US$329,612 (HK$2,570,973) in 2008.  The most significant adjustments to reconcile net loss to net cash were for depreciation and amortization (US$139,361 and HK$1,087,018), the impairment loss on intangible assets (US$35,619 and HK$277,832), an allowance for doubtful accounts (US$62,019 and HK$483,748) and the loss from change in fair value of warrant liability (US$17,879 and HK$139,456).

We did not have any cash flows from investing or financing activities in 2009.  In comparison, we used US$301,789 (HK$2,353,934) in 2008 for software development costs and also used US$3,378 (HK$26,347) for repayment of a short-term bank loan.

Our working capital had a deficit of US$42,428 (HK$330,934) as at June 30, 2009. As such, our growth plan may require additional funding from outside sources.  We intend to pursue discussion with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required.  Our future liquidity will also depend on our revenue growth and ability to control our operating expense.  Our current fixed overhead is approximately US$64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At June 30, 2009, several backlog orders of approximately US$800,000 (HK$6,240,000) will be confirmed, as compared to approximately US$1,800,000 (HK$14,040,000) at June 30, 2008.  We expect that approximately US$400,000 (HK$3,120,000) will be carried forward to the next fiscal year.

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

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)
10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.4	Office lease dated June 22, 2005 (1)
10.5	2005 Stock Plan (2)
10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.9	Form of Distributor Agreement (3)
10.10	Form of Reseller Agreement (3)
10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)
10.14	Securities Purchase Agreement dated April 3, 2007 (5)
10.15	Form of Debenture (5)
10.16	Registration Rights Agreement dated April 3, 2007 (5)
10.17	Form of Warrant (5)
10.18	November 2007 Amendment and Waiver Agreement (6)

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
__________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.
(6)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K dated November 23, 2007 (File No. 0-52415), filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

August 20, 2009	By:	/s/ Billy Tang
Wai Hung "Billy" TANG
Chief Executive Officer

August 20, 2009	By:	/s/ Mingzheng Lan
Mingzheng LAN
Principal Financial Officer