Form 10-Q
period 2009-09-30
Titanium Group LTD
filed 2009-11-19
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _____________ to ________________

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
[  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of November 18, 2009

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2009 and 2008	3 - 4

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6 – 12

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	September 30, 2009		December 31, 2008
	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$9,363	$73,032	$1,190,869
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	129,224	1,007,948	2,613,724
Inventories	13,234	103,227	38,001
Deposits and other receivables	85,016	663,124	287,928
Total current assets	288,119	2,247,331	4,530,522

Non-current assets:
Plant and equipment
Cost	591,676	4,615,072	4,774,277
Less: accumulated depreciation	(376,545)	(2,937,050)	(2,343,817)
	215,131	1,678,022	2,430,460

Intangible assets, net	444,158	3,464,434	4,685,454
Deferred tax assets	87,633	683,534	683,534

TOTAL ASSETS	$1,035,041	$8,073,321	$12,329,970

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$372,853	$2,908,255	$1,732,507
Deferred revenue	5,543	43,238	57,650
Income tax payable	1,619	12,626	12,626
Amount due to a related company	22,006	171,645	-
Amounts due to directors	145,824	1,137,427	-
Total current liabilities	547,845	4,273,191	1,802,783

Long-term liabilities:
Debenture payable	1,369,058	10,678,650	10,320,066
Warrants liability	5,947	46,387	91,237
Total long-term liabilities	1,375,005	10,725,037	10,411,303

Total liabilities	1,922,850	14,998,228	12,214,086

Stockholders’ (deficit) equity:
Titanium Group Limited stockholders’ (deficit) equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	516,444	4,028,263	4,028,263
Additional paid-in capital	873,584	6,813,956	6,835,562
Accumulated other comprehensive loss	2,155	16,810	(27,316)
Accumulated deficit	(2,279,992)	(17,783,936)	(10,725,914)
Total Titanium Group Limited stockholders’ (deficit) equity	(887,809)	(6,924,907)	110,595

Noncontrolling interests	-	-	5,289

Total (deficit) equity	(887,809)	(6,924,907)	115,884

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,035,041	$8,073,321	$12,329,970

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2009	2009	2008	2009	2009	2008
	US$	HK$	HK$	US$	HK$	HK$
REVENUE, NET
Projects
Products	$48,590	$379,005	$2,260,694	$296,798	$2,315,025	$6,223,350
Services	739	5,767	464,223	32,058	250,056	3,017,818
	49,329	384,772	2,724,917	328,856	2,565,081	9,241,168
Maintenance
Services	9,966	77,735	77,735	49,131	383,224	233,203

Total revenue	59,295	462,507	2,802,652	377,987	2,948,305	9,474,371

COST OF REVENUE
Projects
Cost of products sold	31,784	247,913	950,951	209,853	1,636,854	5,595,262
Cost of services	468	3,650	369,534	24,395	190,281	2,221,255
	32,252	251,563	1,320,485	234,248	1,827,135	7,816,517

Maintenance
Cost of services	1,025	8,000	10,000	7,692	60,000	40,000

Total cost of revenue	33,277	259,563	1,330,485	241,940	1,887,135	7,856,517
GROSS PROFIT	26,018	202,944	1,472,167	136,047	1,061,170	1,617,854

OPERATING EXPENSES
Impairment loss on intangible assets	-	-	-	35,620	277,833	-
Research and development costs	77,819	606,985	-	245,991	1,918,726	-
Selling, general and administrative	224,869	1,753,986	1,137,912	635,716	4,958,583	5,162,828

Total operating expenses	302,688	2,360,971	1,137,912	917,327	7,155,142	5,162,828

(LOSS) INCOME FROM OPERATIONS	(276,670)	(2,158,027)	334,255	(781,280)	(6,093,972)	(3,544,974)

Other income (expense):
Sundry income	-	-	-	-	-	1,077,813
Government grant income	-	-	-	-	-	42,267
Interest income	6	42	17	6	43	679
Interest expense	(28,000)	(218,400)	(222,288)	(84,057)	(655,648)	(672,519)
Discount of convertible debenture	(15,324)	(119,528)	(18,642)	(45,972)	(358,584)	(55,926)
Gain from change in fair value of warrant liability	23,629	184,306	-	5,750	44,850	313,435
Total other (expense) income	(19,689)	(153,580)	(240,913)	(124,273)	(969,339)	705,749

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2009	2009	2008	2009	2009	2008
	US$	HK$	HK$	US$	HK$	HK$

(LOSS) INCOME BEFORE INCOME TAX	(296,359)	(2,311,607)	93,342	(905,553)	(7,063,311)	(2,839,225)
Income tax expense	-	-	-	-	-	-

NET (LOSS) INCOME	(296,359)	(2,311,607)	93,342	(905,553)	(7,063,311)	(2,839,225)

Less: net loss attributable to the noncontrolling interests	-	-	19,233	678	5,289	54,247

NET (LOSS) INCOME ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(296,359)	$(2,311,607)	$112,575	$(904,875)	$(7,058,022)	$(2,784,978)

NET (LOSS) INCOME	$(296,359)	$(2,311,607)	$93,342	$(905,553)	$(7,063,311)	$(2,839,225)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	9,341	72,853	-	5,657	44,126	(16,375)

COMPREHENSIVE (LOSS) INCOME	$(287,018)	$(2,238,754)	$93,342	$(899,896)	$(7,019,185)	$(2,855,600)

Comprehensive income (loss) attributable to the noncontrolling interests	748	5,828	(19,233)	(225)	(1,759)	(55,557)

Comprehensive (loss) income attributable to Titanium Group Limited	$(287,766)	$(2,244,582)	$112,575	$(899,671)	$(7,017,426)	$(2,800,043)

Net (loss) income per common share attributable to Titanium Group Limited – basic and diluted	$(0.006)	$(0.045)	$0.002	$(0.018)	$(0.137)	$(0.054)

Weighted average shares outstanding - basic and diluted	51,644,399	51,644,399	51,644,399	51,644,399	51,644,399	51,519,950

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)
	Nine months ended September 30,
	2009	2009	2008
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(904,875)	$(7,058,022)	$(2,784,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncontrolling interests	(678)	(5,289)	(54,247)
Depreciation and amortization	208,597	1,627,057	2,116,230
Impairment loss on intangible assets	35,620	277,833	-
Allowance for doubtful accounts	87,762	684,546	(470,645)
Stock issued for service rendered, non-cash	(2,770)	(21,606)	81,037
Amortization cost on discount of convertible debenture	45,972	358,584	55,926
Loss (gain) from disposal of plant and equipment	12,258	95,610	(265,813)
Gain from change in fair value of warrant liability	(5,750)	(44,850)	(313,435)
Changes in assets and liabilities:
Accounts receivable	118,106	921,230	9,416,251
Inventories	(8,362)	(65,226)	737,868
Deposits and other receivable	(48,102)	(375,196)	78,910
Accounts payable and accrued liabilities	150,737	1,175,748	(4,796,247)
Deferred revenue	(1,848)	(14,412)	(76,867)
Amount due to a related party	22,006	171,645	-
Net cash (used in) provided by operating activities	(291,327)	(2,272,348)	3,723,990

Cash flows from investing activities:
Purchase of plant and equipment	(3,468)	(27,050)	(174,091)
Payments relating to software development costs	-	-	(2,928,244)
Net cash used in investing activities	(3,468)	(27,050)	(3,102,335)

Cash flows from financing activities:
Repayments on short-term bank loan	-	-	(26,347)
Net decrease in bank overdraft	-	-	(1,208,606)
Amounts due to directors	145,824	1,137,427	-
Net cash provided by (used in) financing activities	145,824	1,137,427	(1,234,953)

Effect of exchange rate changes on cash and cash equivalent cash equivalents	5,658	44,134	(16,949)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(143,313)	(1,117,837)	(630,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	152,676	1,190,869	1,168,331

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,363	$73,032	$538,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$464,875
See accompanying notes to condensed consolidated financial statements

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

The accompanying unaudited condensed consolidated financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd., Titanium RFID Limited and Titanium Biometrics Limited (collectively known as the “Company”). The Company’s functional currency is Hong Kong Dollars (“HK$”).

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2009, the Company had incurred a net loss of HK$7,058,022 and an accumulated deficit of HK$17,783,936. Additionally, the Company has incurred substantive losses over the past several years and has a capital deficit of HK$6,924,907. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2010. As a result, these unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the quarter ended September 30, 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10, “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the quarter ended September 30, 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the nine months ended September 30, 2009, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the nine months ended September 30, 2009, the Company did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of September 30, 2009 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 6 – INCOME TAXES

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended September 30, 2009, the Company incurred net operating losses of approximately HK$7,063,311 for income tax purposes and no provision for income taxes is required.

As of September 30, 2009, the Company recognized a deferred tax asset of approximately HK$683,534, primarily relating to the aggregate cumulative tax losses of HK$10,625,202 for Hong Kong subsidiaries and HK$3,699,783 for PRC subsidiary are available to be carried forward to offset future taxable income and tax loss from the PRC subsidiary will begin to expire in 5 years from the year of incurrence, if unutilized. The deferred tax assets consists mainly of tax losses from differing tax regimes and for which a valuation allowance of HK$1,982,248 has been provided for the nine months ended September 30, 2009, as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 7 – INTANGIBLE ASSETS, NET

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviewed its annual impairment test on all intangible assets and concluded that the decline in expected future benefits from certain software products was sufficient to result in an impairment loss of HK$277,833, considering the change in economic environment.

NOTE 8 – AMOUNT DUE TO A RELATED COMPANY

As of September 30, 2009, the amount represented temporary advances from a related company, which was controlled by the major shareholder of the Company totaling HK$171,645. The balance is unsecured, interest free with no fixed repayment term. The imputed interest on the amount due to a related party is not significant.

NOTE 9 – AMOUNTS DUE TO DIRECTORS

As of September 30, 2009, a balance of HKD$1,137,427 due to directors of the Company, represented temporary advance to the Company which was unsecured, interest-free with no fixed repayment term and included the following:

(i)  amount due to a director of the Company, Mr. Wen Jialong of HK$1,000,000; and

(ii)    amount due to a director of the Company, Mr. Lai Huamin of HK$137,427.

The imputed interest on the amounts due to directors is not significant.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 10 – CONVERTIBLE DEBENTURE

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

The debentures were discounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Topic 470-20, “Debt with Conversions and Other Options”. The discount is being amortized over the life of the debentures. For the nine months ended September 30, 2009 and 2008, the Company recorded HK$44,850 (US$5,750) and HK$313,435 (US$40,184) as gain from change in warrant liability in the statements of operations.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

As of September 30, 2009, the fair value of the warrants of HK$46,387 (US$5,947) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	4.46
Expected dividend yield (%)	0
Expected term in years (years)	2.5
Expected volatility (%)	100.4

Interest expense of HK$655,648 (US$84,057) and HK$644,389 (US$82,614) was recognized for the nine months ended September 30, 2009 and 2008.

NOTE 11 – SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Company’s customers is:

●	Hong Kong, including the government and commercial sectors; and
●	The PRC, mainly the government agencies, financial institutions and commercial sectors.

An analysis of the Company’s long-lived assets and revenues by region are as follows:

	As of
	September 30, 2009	December 31, 2008
	HK$	HK$
Long-lived assets:
- Hong Kong	$5,115,531	$7,078,634
- The PRC	26,925	37,280

	$5,142,456	$7,115,914

	Nine months ended September 30,
	2009	2008
	HK$	HK$
Revenue:
- Hong Kong	$2,887,277	$8,907,879
- The PRC	61,028	566,492

	$2,948,305	$9,474,371

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

(a)           Operating lease commitments

The Company rented office space under non-cancelable operating lease agreements which run for a term of 1 to 3 years, with fixed monthly rentals, expiring in various years through May 2011. The landlord forfeited the Company’s rental deposit as liquidated damages for early termination of the lease in August 2009 and the Company recorded such expense of HK$103,140 (US$13,223) in the operation.

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the major shareholder of the Company.

Costs incurred under these operating leases are recorded as rental expense and totaled approximately HK$250,606 and HK$381,898 for the nine months ended September 30, 2009 and 2008, respectively.

(b)           Capital commitments

In December 2008, the Company established a joint venture company, Titanium Biometrics Limited with 51% of equity interest in Hong Kong. This joint venture company will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China. Total estimated investment costs are approximately HK$1,906,500. In October 2009, the Company filed the de-registration applications on Titanium Biometrics Limited and Titanium RFID Limited and the applications are still in process.

NOTE 14 – SUBSEQUENT EVENTS

The Company adopted the provisions of ASC Topic 855, “Subsequent Events” and evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 on November 19, 2009.

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

In September 2007, we set up a Hong Kong joint venture, Titanium RFID Limited, in which we hold a 51% interest, to engage in the development and marketing of radio frequency identification (RFID) solutions to complement our core biometric technology.  In December 2008, we set up a Hong Kong joint venture, Titanium Biometrics Limited, in which we hold a 51% interest, to engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China.

Effective June 10, 2009, control of Golden Mass Technologies Ltd., the Company’s largest shareholder, changed from Dr. Kit Chong “Johnny” Ng to Crown Prince International Limited, a British Virgin Islands corporation owned by Mr. Lai Huamin.  Golden Mass Technologies Ltd. owns 25,835,221 shares, which represents approximately 50% of the registrant’s issued and outstanding shares. Dr. Kit Chong “Johnny” Ng resigned as the Chairman of the Board of Directors and principal financial officer and continues to serve as the Honorary Chairman. Mr. Lai was appointed to serve as a director and the Chairman of the Board.  We believe this change of control will be beneficial to the long term growth of the Company.  The new major shareholder and the new members of the management team are experienced veterans in the industry and are capable to bring in additional capital to strengthen the operation and the research and development of the Group.  They are also well connected in the region and will be a tremendous aid in the Company’s sales and marketing efforts in the PRC.

Critical Accounting Policies

Intangible assets.  Intangible assets include (1) patent and license right registration fees and (2) product development costs.

PATENT AND LICENSE RIGHT REGISTRATION FEES.  Patent and license right registration fees represents the software licenses and patent costs paid to third parties and is amortized using the straight-line method over their estimated useful lives range from 4 to 10 years.

PRODUCT DEVELOPMENT COSTS.  We account for developments costs related to software products to be sold, leased or otherwise marketed in accordance with ASC Topic 985-20-25 “Research and Development Costs of Computer Software”. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Costs that are capitalized include direct labor and related overhead.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  For the period ended September 30, 2009, we did not incur any capitalized product development costs.

Amortization of capitalized software development costs begins when the product is available for general release to customers.  Amortization is computed by the straight-line method over the estimated economic life of the products for 4 years.

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

Upon the completion, the ownership of the intellectual property resulting from the project was vested in us.  The royalty fee paid by us for the periods ended September 30, 2009 and 2008 amounted to US$0 and US$3,105 (HK$24,220), respectively.  As of September 30, 2009, we have an unpaid royalty fee against the subsidy grant totaling US$215,444 (HK$1,680,459).

Impairment of long-lived assets.  In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” all long-lived assets such as plant and equipment and intangible assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment in the carrying value of an asset group is recognized whenever anticipated future undiscounted cash flows from an asset group are estimated to be less than its carrying value.  The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. We reviewed our impairment test on certain intangible assets such as patents and trademarks and concluded that the decline in expected future benefits from certain software products such as ProFacer items was sufficient to result in an impairment loss of US$35,620 (HK$277,833).

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

In accordance with the ASC Topic 605, “Revenue Recognition,” we recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

ASC SUBTOPIC 605-25, “MULTIPLE-ELEMENT ARRANGEMENT”.  We apply the provisions of ASC Topic 985-605-25 “Software Revenue Recognition,” for arrangements that require significant production, modification, or customization of software. We also apply the provisions of ASC Topic 605-35, “Construction-Type and Production-Type Contracts.” We also consider the guidance of the ASCTopic 605-25, “Multiple-Element Arrangement” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement.  While these statements govern the basis for revenue recognition, significant judgment and the use of estimates are required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period.  Material differences may result in the amount and timing of our revenue for any period if actual results differ from management’s judgment or estimates.

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

•
Facial-based biometric identification and security projects that require significant modification or customization of our software:  Revenue associated with these arrangements is recognized using the percentage of completion method as described by ASC Topic 605-35.  The percentage of completion method reflects the portion of the anticipated contract revenue, excluding maintenance that has VSOE, which has been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on current estimates of total labor effort necessary to complete the project.  Revenue resulting from arrangements for which VSOE of the maintenance element does not exist is recognized ratably over the contractual maintenance period.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.  For the three months ended September 30, 2009, projects revenues decreased by US$300,019 (HK$2,340,145) (86%) over the same period in 2008. The decrease of projects revenues was attributed primarily to the Company’s strategy to focus its sales effort of its new product – eGuard, which had been launched earlier in the year but has experienced production delay due to manufacturing issues.

As a result of the decreased revenues, our gross profit decreased 86% to US$26,018 (HK$202,944) for 2009 from US$188,739 (HK$1,472,167) for 2008.

Selling, general and administrative expenses increased by US$78,984 (HK$616,074) (54%) in 2009 as compared to 2008 due mainly to an increase in provision for doubtful debt of US$74,475 (HK$580,902).

We incurred US$77,819 (HK$606,985) in research and development costs in 2009, compared to none in the same period of 2008.

Due to the decreased revenues and increased operating expenses, we incurred a loss from operations of US$276,670 (HK$2,158,027) in 2009 as compared to income of US$42,852 (HK$334,255) in 2008.

We had other expense in 2009 of US$19,689 (HK$153,580), due to interest expense of US$28,000 (HK$218,400) and a discount of convertible debenture of US$15,324 (HK$119,528), offset by a gain from the change in fair value of warrant liability of US$23,629 (HK$184,306).  In contrast, we had other expense of US$30,886 (HK$240,913) in 2008, due to interest expense of US$28,498 (HK$222,288) and discount of convertible debenture of US$2,390 (HK$18,642).

In summary, due to decreased revenues in the quarter ended September 30, 2009 and increased operating expenses, we generated a net loss of US$296,359 (HK$2,311,607), as compared to net income of US$14,433 (HK$112,575) in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008.  For the nine months ended September 30, 2009, projects revenues decreased by US$855,909 (HK$6,676,087) (72%) over the same period in 2008. The decrease of projects revenues was attributed primarily to the company’s strategy to focus its sales effort of its new product – eGuard, as described above.

Our cost of projects as a percentage of projects revenues was 71% for 2009 as compared to 85% for 2008.  Our cost of projects revenue in 2008 exceeded revenues due to materials we purchased for a Housing Authority project of approximately US$256,400 (HK$2,000,000) that could not be billed to the client.

As a result of the decreased revenues, our gross profit decreased 34% to US$136,047 (HK$1,061,170) for 2009 from US$207,418 (HK$1,617,854) for 2008.

Selling, general and administrative expenses decreased by US$26,185 (HK$204,245) (4%) in 2009 as compared to 2008 due mainly to a reduction of professional fees of US$14,715 (HK$114,777).

We recognized an impairment loss on intangible assets of US$35,620 (HK$277,833) during the 2009 period as a result of the phasing out of our old product “ProFacer”.  There was no impairment loss in 2008.

During the nine months ended September 30, 2009, we incurred US$245,991 (HK$1,918,726) of research and development expenses, compared to none in the same period of 2008.

Due to the decreased revenues and increased operating expenses, our loss from operations increased from US$454,486 (HK$3,544,974) in 2008 to US$781,280 (HK$6,093,972) in 2009.

We had other expense in 2009 of US$124,273 (HK$969,339), consisting of interest expense of US$84,057 (HK$655,648) and discount of convertible debentures of US$45,972 (HK$358,584), offset by a gain from change in fair value of warrant liability of US$5,750 (HK$44,850).  In contrast, we had other income in 2008 of US$90,481 (HK$705,749), due to sundry income of US$138,181 (HK$1,077,813), which mainly consists of the receipt of a refund for promotion expenses of US$104,102 (HK$812,000), which was paid in 2007, and a gain of US$34,079 (HK$265,813) due to disposal of asset.  We also had a gain from change in warrant liability of US$40,184 (HK$313,435) which partially offset interest expense of US$86,220 (HK$672,519) and discount of convertible debentures of US$7,170 (HK$55,926).

In summary, due to decreased revenues in 2009 and increased operating and other expenses, we generated a net loss of US$904,875 (HK$7,058,022), as compared to a net loss of US$357,050 (HK$2,784,978) in 2008.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$1,375,117 (HK$10,725,914) at December 31, 2008, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2008 included an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$904,875 (HK$7,058,022) for the nine months ended September 30, 2009 and had an accumulated deficit of US$2,279,992 (HK$17,783,936) at September 30, 2009.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, continuous development of new products and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2009, we had working deficit of US$259,726 (HK$2,025,860), as compared to working capital of US$349,711 (HK$2,727,739) at December 31, 2008, due primarily to the loss for the nine-month period.  The decrease was reflected in reductions in cash of US$143,312 (HK$1,117,837) and accounts receivable, net of US$205,869 (HK$1,605,776), and increases in accounts payable and accrued liabilities of US$150,737 (HK$1,175,748) and amounts due to directors of US$145,824 (HK$1,137,427), offset by small increases in inventories of US$8,362 (HK$65,226) and deposits and other receivables of US$48,102 (HK$375,196).

During the nine months ended September 30, 2009, our operating activities used cash of US$291,327 (HK$2,272,348), as compared to providing cash of US$477,434 (HK$3,723,990) in 2008.  The most significant adjustments to reconcile net loss to net cash were for depreciation and amortization (US$208,597 and HK$1,627,057), an allowance for doubtful accounts (US$87,762 and HK$684,546) and the gain from change in fair value of warrant liability (US$45,972 and HK$358,584).

We used US$3,468 (HK$27,050) for the purchase of plant and equipment in 2009.  In comparison, in 2008 we used US$22,319 (HK$174,091) in 2008 for the purchase of plant and equipment and US$375,416 (HK$2,928,244) for software development costs.

In 2009, US$145,824 (HK$1,137,427) was provided by advances from directors.  In 2008, we used US$158,327 (HK$1,234,953) to repay a short-term bank loan and to decrease our bank overdraft.

Our working capital had a deficit of US$259,726 (HK$2,025,860) as at September 30, 2009. As such, our growth plan may require additional funding from outside sources.  We intend to pursue discussion with existing shareholders, third party financing sources and potential lenders to ensure access to funds as required.  Our future liquidity will also depend on our revenue growth and ability to control our operating expense.  Our current fixed overhead is approximately US$64,102 (HK$500,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.  At September 30, 2009, several backlog orders of approximately US$800,000 (HK$6,240,000) will be confirmed, as compared to approximately US$1,800,000 (HK$14,040,000) at September 30, 2008.  We expect that approximately US$400,000 (HK$3,120,000) will be carried forward to the next fiscal year.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

None

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	Employment agreement with Jason Ma dated January 1, 2005 (1)
10.2	Employment agreement with Humphrey Cheung dated January 1, 2005 (1)
10.3	Employment agreement with Billy Tang dated January 1, 2005 (1)
10.4	Office lease dated June 22, 2005 (1)
10.5	2005 Stock Plan (2)
10.6	Technical Service Agreement with IBM China/Hong Kong Limited dated October 5, 2004 and Amendment to Supplier Agreement dated December 3, 2004 (2)
10.7	Technology Partnership and Research & Development Contract with China Scientific Automation Research Center dated June 15, 2005 (2)
10.8	Technology Research and Development Contract with Tsing Hua University dated November 4, 2005 (2)
10.9	Form of Distributor Agreement (3)
10.10	Form of Reseller Agreement (3)
10.11	Distributor Agreement with Elixir Group Limited dated January 1, 2004 (4)
10.12	Distributor Agreement with Smart Wireless Corporation dated February 1, 2005 (4)
10.13	Agreement with Shanghai Commercial Bank Ltd. dated February 7, 2006 (4)
10.14	Securities Purchase Agreement dated April 3, 2007 (5)
10.15	Form of Debenture (5)
10.16	Registration Rights Agreement dated April 3, 2007 (5)
10.17	Form of Warrant (5)
10.18	November 2007 Amendment and Waiver Agreement (6)

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer and Principal Accounting Officer
____________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to Amendment No. 3 to the registration statement on Form S-1 (File No. 333-128302) on March 8, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated April 3, 2007 (File No. 0-52415), filed April 4, 2007.
(6)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K dated November 23, 2007 (File No. 0-52415), filed November 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

November 19, 2009	By:	/s/ LAN Mingzheng
LAN Mingzheng
Acting Chief Executive Officer and Principal Financial Officer