Form 10-K
period 2009-12-31
Titanium Group LTD
filed 2010-05-17
CIK 1338520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ________________________

Commission file number:  0-52415

TITANIUM GROUP LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 801, Austin Tower, 22-26 Austin Avenue, T.S.T, Kowloon, Hong Kong
 (Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code: (852) 2723 9628

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X]Yes   [  ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[  ]Yes[  ]No (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ]Yes   [X]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $276,188 as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  51,644,399 as of May 15, 2010

Documents incorporated by reference:  None

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

For over nine years, we have researched, developed, and marketed face biometrics technologies that incorporate advanced concepts in neural networks, artificial intelligence, image processing, pattern recognition, data mining, and massively parallel computing.  Our researchers have taken recognition algorithms and, using advanced methods of software engineering, turned core mathematical modules into practical applications.  Titanium Technology supports the latest standards in face biometrics and we are focused on enabling our customers to expand the capabilities of their systems as their biometric needs evolve.

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

In September 2007, we set up a Hong Kong joint venture, Titanium RFID Limited, in which we hold a 51% interest.  This joint venture develops and markets radio frequency identification (RFID) solutions to complement our core biometric technology. In December 2008, we set up a Hong Kong joint venture, Titanium Biometrics Limited, in which we hold a 51% interest. This joint venture will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China.

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

Customers

Titanium Technology’s major customers include:
•	In Hong Kong: the Hong Kong government including the Immigration Department and Housing Department
•	In China: Penghua Funds Management Co.

For the year ended December 31, 2009, one customer accounted for 32.5% of our revenue:  Hong Kong Housing Authority.  For the year ended December 31, 2008, three customers accounted for 49% of our revenue:  Dong Guan Jia Wang Computer Components Ltd (18.5%), ELM Computer Technologies Ltd. (15.7%), and ARCA Associates Ltd (15%).

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

Employees

As of May 17, 2010, we employed a total of 5 persons, of which 5 were full-time. None of our employees is covered by a collective bargaining agreement.

ITEM 1A.          RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.             PROPERTIES

Our principal offices are located at Room 801, Austin Tower, 22-26 Austin Avenue, T.S.T, Kowloon, Hong Kong.

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings.

ITEM 4.             (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on OTCBB and has been quoted on OTCBB under the symbol “TTNUF” since July 10, 2006.  The following table sets forth, for the periods indicated, the range of quarterly high and low bid prices for our common stock as reported on OTCBB:

2008	High Bid	Low Bid
First Quarter	$0.09	$0.021
Second Quarter	$0.08	$0.02
Third Quarter	$0.045	$0.03
Fourth Quarter	$0.07	$0.012
2009
First Quarter	$0.05	$0.02
Second Quarter	$0.05	$0.012
Third Quarter	$0.02	$0.015
Fourth Quarter	$0.015	$0.001

As of December, 2009, there were 19 holders of record of our common stock and as of that date, the last reported sales price of our common stock was $0.015.

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

Sales of Unregistered Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

As stated in United States dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2009 (US$)	2008 (US$)	2007 (US$)	2006 (US$)	2005 (US$)
Revenues	$385,143	$2,004,040	$2,143,059	$2,521,279	$1,710,528
Net income (loss)	$(2,041,835)	$(372,593)	$(809,345)	$(426,795)	$101,924
Net income (loss) per common share	$(0.04)	$(0.01)	$(0.016)	$(0.009)	$0.002

BALANCE SHEET DATA:
	December 31,
	2009 (US$)	2008 (US$)	2007 (US$)	2006 (US$)	2005 (US$)
Working capital (deficit)	$(634,365)	$349,711	$651,022	$182,022	$777,119
Total assets	$93,940	$1,580,765	$3,201,640	$1,578,544	$1,351,479
Long-term debt	$1,388,739	$1,334,782	$1,497,300	$-	$-
Stockholders’ equity (deficit)	$(2,023,104)	$14,179	$314,799	$906,929	$1,051,859

As stated in Hong Kong dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2009 (HK$)	2008 (HK$)	2007 (HK$)	2006 (HK$)	2005 (HK$)
Revenues	$3,004,111	$15,631,510	$16,715,863	$19,665,971	$13,342,121
Net income (loss)	$(15,926,319)	$(2,906,223)	$(6,312,880)	$(3,328,994)	$795,004
Net income (loss) per common share	$(0.31)	$(0.06)	$(0.126)	$(0.067)	$0.016

BALANCE SHEET DATA:
	December 31,
	2009 (HK$)	2008 (HK$)	2007 (HK$)	2006 (HK$)	2005 (HK$)
Working capital (deficit)	$(4,948,051)	$2,727,739	$5,077,980	$1,419,763	$6,061,528
Total assets	$732,732	$12,329,970	$24,972,778	$12,312,641	$10,541,537
Long-term debt	$10,832,163	$10,411,303	$11,678,940	$-	$-
Stockholders’ equity (deficit)	$(15,780,214)	$110,595	$2,455,421	$7,074,041	$8,204,496

Historical Exchange Rates

Since October 17, 1983, the Hong Kong dollar has been pegged to the U.S. dollar at HK$7.80 to US$1.00.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We found that the amount of financing received in 2007 was not sufficient to allow us to pursue larger, more profitable contracts.  This forced us to bid for smaller, less profitable projects during the past two years.  When coupled with the worldwide economic downturn that began in 2008 and continued into 2009, our operations were severely affected.  In late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  Accordingly, we laid off most of our staff and moved to smaller office space.  Currently, we are in the process of developing a new business plan that may include acquiring a business that will complement our existing products and services.  We are also in the process of negotiating with the holders of our convertible debentures that matured in April 2010.

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

PRODUCT DEVELOPMENT COSTS.  We account for developments costs related to software products to be sold, leased or otherwise marketed in accordance with Accounting Standards Codification (“ASC”) Topic 730-20, “Research and Development Arrangement” (“ASC 730-20”).  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Costs that are capitalized include direct labor and related overhead.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  For the years ended December 31, 2009 and 2008, we capitalized product development costs of US$0 (HK$0) and US$459,719 (HK $3,585,811), respectively.

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

Upon the completion, the ownership of the intellectual property resulting from the project was vested in us.  The royalty fee paid by us for the years ended December 31, 2009 and 2008 amounted to US$3 (HK$20) and US$3,105 (HK$24,220), respectively.  As of December 31, 2009, we have an unpaid royalty fee against the subsidy grant totaling US$3,618 (HK$28,223).

Valuation of long-lived assets.  Long-lived assets include property, plant and equipment and intangible assets.  In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset.  If impairment is indicated, the asset is written down to its estimate fair value based on a discounted cash flow analysis.  Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

Foreign currencies translation.  The consolidated financial statements are expressed in Hong Kong dollars (“HK$”).  The translations of HK$ amounts into the United States dollars (“US$”) are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2009 and 2008.  Such translations should not be construed as representations that the HK$ amounts could be converted into US$ at that rate or any other rate.

We conduct major business in Hong Kong and the PRC and are subject to tax in these jurisdictions.  As a result of our business activities, we file tax returns that are subject to examination by the foreign tax authority.

Results of Operations

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.  Operating revenues consist of project revenues and maintenance revenues.  Operating revenues for the year ended December 31, 2009 were US$385,143 (HK$3,004,111), a decrease of 80.8% from US$2,004,040 (HK$15,631,510) for the year ended December 31, 2008.  Project revenues decreased by US$1,629,150 (HK$12,707,375) (83%) over the same period in 2008, mainly due to a decreased volume of business, as opposed to a decrease in prices.   The decrease in volume can be attributed to our weakened cash position, which hampered our ability to fulfill contracts, plus a delay in projects awarded from potential clients.

The gross margin as a percentage of project revenues showed a decrease in 2009 to 15.5% from 31.8% in 2008. Gross margin on project revenues in terms of dollars decreased to US$51,442 (HK$401,247) in 2009 from US$624,174 (HK$4,868,566) in 2008 due to the decrease in sales revenues.

As a percentage of all revenues, maintenance revenue was 13.7% in 2009 and 2.1% in 2008.  As part of the product purchase, we provide both product warranty and post-contract customer support to our customers for a period of twelve months, free of charge and then at the discretion of the customers, enter into definite maintenance contracts.

We recorded an expense of US$161,228 (HK$1,257,581) for amortization of intangible assets, which represents the amortization of capitalized product development costs incurred in eGuard.

We reviewed our annual impairment test on all intangible assets and concluded that the decline in expected future benefits from our software products was sufficient to write down our intangible assets to zero, resulting in an impairment loss of US$444,800 (HK$3,469,442).

We recorded an expense of US$199,890 (HK$1,559,143) on the loss on disposal of plant and equipment, resulting from terminated the old principal executive office at Kennedy Town, Hong Kong.

Selling, general and administrative expenses increased from US$929,768 (HK$7,252,194) in 2008 to US$1,082,446 (HK$8,443,076) in 2009.  Significant increase mainly due to write off of accounts receivable of US$154,184 (HK$1,202,636). As a percentage of revenues, these selling, general and administrative expenses increased to 281.1% in 2009 from 46.4% in 2008.

We incurred an operating loss of US$1,784,058 (HK$13,915,657) in 2009, as compared to an operating loss of US$496,323 (HK$3,871,322) in 2008, as we incurred increased operating expenses and generated significantly decreased gross profit.

We recorded other expense of US$172,441 (HK$1,345,043), primarily as a result of interest expense and the discount of convertible debenture.  In contrast, we had other income of US$114,718 (HK$894,805) in 2008, primarily as a result of a gain from change in fair value of warrant liability of US$178,721 (HK$1,394,024) and refund income of US$104,102 (HK$812,000), resulting from the refund of promotion expenses paid in 2007.  These items more than offset US$114,843 (HK$895,779) of interest expense and US$66,203 (HK$516,386) of discount of convertible debenture.

After reversal of deferred tax assets of US$87,633 (HK$683,534) and income for minority interest of US$678 (HK$5,289), our net loss for 2009 was US$2,041,835 (HK$15,926,319).  Our net loss for 2008 was US$372,593 (HK$2,906,223) after income for minority interest of US$9,012 (HK$70,294).

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$3,416,952 (HK$26,652,233) at December 31, 2009, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Management has taken certain actions and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives, continuous development of new products and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China.  Management believes that these actions will enable the Company to move towards profitability and improve cash flow in its continuing operations through December 31, 2010.

Liquidity and Capital Resources

At December 31, 2009, we had a working capital deficit of US$634,365 (HK$4,948,051) as compared to working capital of US$349,711 (HK$2,727,739) at December 31, 2008.  Working capital decreased by US$984,076 (HK$7,675,790) due primarily to a reduction in accounts receivable of US$154,992 (HK$1,208,939) and an increase in accounts payable and accrued liabilities of US$369,394 (HK$2,881,270).

During the year ended December 31, 2009, operating activities used cash of US$268,460 (HK$2,093,982), primarily due to the loss of US$2,041,835 (HK$15,926,319).  The more significant adjustments were US$444,800 (HK$3,469,442) for the impairment loss on intangible assets and

US$276,401 (HK$2,155,930) for depreciation and amortization.  In comparison, operating activities provided cash of US$647,796 (HK$5,052,807) in 2008.  The more significant adjustments were US$302,671 (HK$2,360,837) for depreciation and amortization, US$146,939 (HK$1,146,127) for the impairment charge and US$178,721 (HK$1,394,024) for the gain from the change in fair value of warrant liability.

In 2009, we used US$8,797 (HK$68,619) for investing activities, which were for payments on patent and license right registration fees and for the purchase of plant and equipment.  In 2008, we used US$482,532 (HK$3,763,754) for investing activities, which were primarily for payments relating to software development costs and their patent and license registration fee of US$460,213 (HK$3,589,663) and the purchase of plant and equipment of US$22,319 (HK$174,091).

Financing activities, consisting of advances from one of our directors, provided cash of US$131,868 (HK$1,028,572).  In 2008, we used cash of US$158,327 (HK$1,234,953), as we decreased our bank overdraft by US$154,949 (HK$1,208,606) and repaid US$3,378 (HK$26,347) on a short-term bank loan.

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

The debentures were due April 3, 2010.  We have been in negotiations with the holders, but have not yet reached an agreement as to repayment of the debentures.

Our current fixed overhead is approximately US$39,000 (HK$300,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with our existing cash flow, based upon the signed contracts for orders that we have.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

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

We adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by us effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. We adopted this pronouncement effective April 1, 2009 with no impact on our financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by us in the second quarter of 2009. There was no material impact to our financial statements as a result of the adoption of ASC 825-10.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05, “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require us to make an assessment each reporting period of our variable interests. The provisions of this pronouncement are effective January 1, 2010. We are evaluating the impact of the statement on our financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10, “Generally Accepted Accounting Principles,” is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on our financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. We adopted the new guidance in the third quarter of 2009 and it did not materially affect our financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the impact of these amendments to our consolidated financial statements.

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on the consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on the consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the adoption of these sections did not have a material impact on our financial statements.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any off-balance sheet arrangements.

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

None.

ITEM 9A(T).       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in applicable securities laws.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position
LAI Huamin	28	Executive Chairman of the Board of Directors
TANG Wai Hung “Billy”	37	Chief Executive Officer, Acting Chief Technology Officer and Director
LAN Mingzheng	47	Chief Executive Officer, Principal Financial Officer and Director
WEN Jialong	41	Chief Operations Officer and Director
TANG Wai Hung “Billy”	37	Acting Chief Technology Officer

Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Vacancies in our board are filled by the board itself.  Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

LAI Huamin was appointed to serve as a director and the Chairman of the Board of Directors in June 2009.  Mr. LAI received a bachelor’s degree in science in 2005 from the Northwest Telecommunications Engineering College.  His experience is in the areas of electronic information, electronic product development, finance and project planning.  We have concluded that Mr. Lai should serve as a director because of his background in electronic product development and finance.

TANG Wai Hung “Billy” is the Chief Executive Officer and acting Chief Technology Officer.  He previous served as the Chief Operations Officer of Titanium Technology from July 2001 to December 2008.  He holds Bachelor’s degree in Mathematics from the Hong Kong University of Science and Technology.  Prior to co-founding Titanium Technology, he was also a co-founder of 303 Company Limited and served as Chairman of that company from April 1998 to January 2001.  Mr. Tang previously was an instrumental member of the research team in the department of Industrial and Systems Engineering of the Hong Kong Polytechnic University from November 1996 to March 1997, where he focused on the research of virtual reality technology.  He was a system engineer for Internet Access Hong Kong Limited, one of the largest Internet Service Providers in Hong Kong, from June 1997 to April 1998.  We have concluded that Mr. TANG should serve as a director because of his position as a co-founder and his technology background.

 LAN Mingzheng was appointed to serve as a director and the Principal Financial Officer in June 2009.  After graduation from Northwest Telecommunications Engineering College with a bachelor’s degree in 1984, Mr. Lan has accumulated over 25 years of experience in the areas of production of electronic products, operations management, project planning, investments, program planning, and operation of capital markets in Shenzhen, mainland China.  For the last few years, he had been primarily engaged in investment and property alleviation projects at all levels of government in mainland China.  He had presided over the national comprehensive agricultural development projects in Guangdong province, Heyuan region.  Mr. Lan also received a master’s degree in business management from Shanghai Jiao Tong University in 1992.  We have concluded that Mr. Lan should serve as a director because of his background in electronic product production, operations management and the operation of capital markets.

WEN Jialong Wen was appointed to serve as a director and Chief Operations Officer of the Company in December 2008.  Mr. Wen has over 20 years of experience in the areas of product development, sales and marketing in Mainland China.  For the past few years, he has been involved primarily as the managing director of Zhiweilong Technology Co. Ltd., a company incorporated in Shenzhen, China, that manufactures and provides smart card readers, power cables, and digital television top boxes in China and the global market.  In 1999, Mr. Wen graduated from the Zhongshan University with a bachelor’s degree in Business Administration.  He is currently a member of the National People’s Congress of the China Guangdong Province Maoming Region.  We have concluded that Mr. Wen should serve as a director because of his background in product development, sales and marketing.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2009, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

Reporting Person	Date Report Due	Date Report Filed
Cancare International Group (HK) Ltd.	01/06/2009	01/07/2009
WEN Jialong	01/06/2009	01/07/2009
Golden Mass Technologies Ltd.	01/06/2009	01/07/2009
NG Kit Chong “Johnny”	01/06/2009	01/07/2009
NG Kit Chong “Johnny”	06/15/2009	06/17/2009

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officers for services rendered during the years ended December 31, 2009 and 2008.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
(IN UNITED STATES DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
TANG Wai Hung “Billy”	2009 2008	46,816 29,487	-0- -0-	-0- -0-	46,816 29,487

SUMMARY COMPENSATION TABLE
(IN HONG KONG DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
TANG Wai Hung “Billy”	2009 2008	545,167 230,000	-0- -0-	-0- -0-	545,167 230,000

We did not grant any stock options during the year ended December 31, 2009.

The following table sets forth information with respect to options that remained unexercised at December 31, 2009 for the executive officers named above.  No options were exercised during the year ended December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
TANG Wai Hung “Billy”	150,000	-0-	0.20	July 1, 2011

We do not have any pension plan or any plan that provides for the deferral of compensation on a basis that is not tax-qualified.  Our subsidiary, Titanium Technology, participates in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.  The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made by Titanium Technology at 5% of the participants’ relevant income with a ceiling of US$2,564 (HK$20,000).  The participants are entitled to 100% of Titanium Technology’s contributions together with accrued returns irrespective of their length of service with us, but the benefits are required by law to be preserved until the retirement age of 65.  The total contributions made for MPF Scheme were US$13,328 (HK$103,955) and US$15,539 (HK$121,202) for the years ended December 31, 2009 and 2008, respectively.

Compensation of Directors
Each of our directors is an officer, employee or consultant of our company.  We do not compensate them separately for service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of May 17, 2010:

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percent of Class (2)

LAI Huamin No. 93 Shang Pai Lu, Dong Yang Bei Jie Shui Dong Zhen, Dian Bai Xian Guangdong Sheng, China	25,835,221 (3)	50.3%

Golden Mass Technologies Ltd. No. 93 Shang Pai Lu, Dong Yang Bei Jie Shui Dong Zhen, Dian Bai Xian Guangdong Sheng, China	25,835,221 (3)	50.0%

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percent of Class (2)

Gordon Yen 6/F, Block A 29-39 Kwai Cheong Road Kwai Chung, N.T. Hong Kong	6,999,475 (4)	13.6%

WEN Jialong No. 666 Da Lang Nan Road Long Hua Da Lang Jie Dao Bao An District Shenzhen, China	5,000,304 (5)	9.7%

TANG Wai Hung “Billy”	150,000 (6)	0.3%

LAN Mingzheng	0	—

All Directors and Executive Officers As a Group (4 persons)	30,985,525 (7)	59.8%
_______________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 51,644,399 shares of common stock outstanding as of May 17, 2010.  If a person listed on this table has the right to obtain additional shares of common stock within 60 days from May 17, 2010, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Golden Mass Technologies Ltd., a British Virgin Islands company, owns 25,835,221 shares.  Golden Mass Technologies Ltd. is controlled by Crown Prince International Ltd., a British Virgin Islands company owned by LAI Huamin.

(4)	These shares are owned of record by Oakland Capital Limited.

(5)	These shares are owned of record by Cancare International Group (HK) Ltd.

(6)	Includes 150,000 shares issuable upon exercise of vested stock options.

(7)	Includes 300,000 shares issuable upon exercise of vested stock options.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

 Equity Compensation Plans

At December 31, 2009, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,625,000	$0.20	375,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,625,000	$0.20	375,000

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

As of December 31, 2009, we owed WEN Jialong US$131,868 (HK$1,028,572) for temporary advances from him.  Amounts owed to Mr. Wen are unsecured, accrue interest at 9% per annum and are due July 8, 2010.  For the year ended December 31, 2009, US$6,433 (HK$50,178) of interest expense was incurred.

We believe that the terms of this transaction were no less favorable than what could have been obtained from non-affiliates.

Director Independence

Our common stock trades in the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Capital Market’s requirements for independent directors (NASDAQ Marketplace Rule 5605(a)(2)).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

We do not have any independent directors under the above definition.  We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2009, ZYCPA Company Limited (“ZYCPA”) is expected to bill approximately US$50,000 (HK$390,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

For the fiscal year ended December 31, 2008, ZYCPA billed US$50,000 (HK$390,000) for the audit of our annual financial statements, the review of our Form 10-Q filings and for the review of our registration statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2009 and 2008.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, ZYCPA billed $nil and $nil, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

There were no fees billed by ZYCPA, other than for the services described above, for fiscal years 2009 and 2008.

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are either filed herewith or incorporated herein by reference:

Financial Statements

The audited consolidated financial statements of Titanium Group Limited and subsidiaries as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Index to the Consolidated Financial Statements”.

Financial Statement Schedules

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	2005 Stock Plan (2)
10.2	Form of Distributor Agreement (3)
10.3	Form of Reseller Agreement (3)
21	Subsidiaries of the registrant (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
___________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No.1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM GROUP LIMITED

Date: May 17, 2010	By:	/s/ LAI Huamin
LAI Huamin
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LAI Huamin LAI Huamin	Executive Chairman of the Board of Directors	May 17, 2010
/s/ TANG Wai Hung "Billy" TANG Wai Hung “Billy”	Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2010
/s/ LAN Mingzheng LAN Mingzheng	Principal Financial Officer and Director (Principal Financial Officer)	May 17, 2010
WEN Jialong	Chief Operations Officer and Director

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4 – F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Consolidated Statements of Stockholders’ (Deficit) Equity	F -8

Notes to Consolidated Financial Statements	F-9 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Titanium Group Limited

We have audited the accompanying consolidated balance sheets of Titanium Group Limited and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ (deficit) equity for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

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

/s/ ZYCPA Company Limited

ZYCPA Company Limited
Certified Public Accountants

Hong Kong, China
May 17, 2010

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	As of December 31,
	2009	2009	2008
	US$	HK$	HK$

ASSETS
Current assets:
Cash and cash equivalents	$11,842	$92,368	$1,190,869
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	15,298	119,327	2,613,724
Inventories, net	-	-	38,001
Deposits and other receivables	15,518	121,037	287,928
Total current assets	93,940	732,732	4,530,522

Non-current assets:
Plant and equipment
Cost	-	-	4,774,277
Less: accumulated depreciation and impairment	-	-	(2,343,817)
	-	-	2,430,460

Intangible assets, net	-	-	4,685,454
Deferred tax assets	-	-	683,534

TOTAL ASSETS	$93,940	$732,732	$12,329,970

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$591,510	$4,613,777	$1,732,507
Deferred revenue	4,927	38,434	57,650
Income tax payable	-	-	12,626
Amount due to a director	131,868	1,028,572	-
Total current liabilities	728,305	5,680,783	1,802,783

Long-term liabilities:
Convertible debenture	1,384,382	10,798,178	10,320,066
Warrants liability	4,357	33,985	91,237
Total long-term liabilities	1,388,739	10,832,163	10,411,303

Total liabilities	2,117,044	16,512,946	12,214,086

Stockholders’ (deficit) equity:
Titanium Group Limited stockholders’ (deficit) equity:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	$516,444	$4,028,263	$4,028,263
Additional paid-in capital	876,355	6,835,562	6,835,562
Accumulated other comprehensive income (loss)	1,049	8,194	(27,316)
Accumulated deficit	(3,416,952)	(26,652,233)	(10,725,914)
Total Titanium Group Limited stockholders’ (deficit) equity	(2,023,104)	(15,780,214)	110,595

Noncontrolling interests	-	-	5,289

Total (deficit) equity	(2,023,104)	(15,780,214)	115,884

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$93,940	$732,732	$12,329,970

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Years ended December 31,
	2009	2009	2008
	US$	HK$	HK$
REVENUE, NET
Projects
Products	$287,268	$2,240,687	$9,844,551
Services	45,011	351,086	5,454,597

	332,279	2,591,773	15,299,148
Maintenance
Services	52,864	412,338	332,362

Total revenue	385,143	3,004,111	15,631,510

COST OF REVENUE
Projects
Cost of products sold	129,601	1,010,885	6,564,900
Cost of services	151,236	1,179,641	3,865,682

	280,837	2,190,526	10,430,582

Maintenance
Cost of services	-	-	50,000

Total cost of revenue	280,837	2,190,526	10,480,582
GROSS PROFIT	$104,306	$813,585	$5,150,928

OPERATING EXPENSES
Amortization of intangible assets	161,228	1,257,581	623,929
Impairment loss on intangible assets	444,800	3,469,442	1,146,127
Loss on disposal of plant and equipment	199,890	1,559,143	-
Selling, general and administrative	1,082,446	8,443,076	7,252,194

Total operating expenses	1,888,364	14,729,242	9,022,250

LOSS FROM OPERATIONS	$(1,784,058)	$(13,915,657)	$(3,871,322)

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Years ended December 31,
	2009	2009	2008
	US$	HK$	HK$
Other income (expense):
Government grant income	-	-	100,267
Interest income	6	43	679
Interest expense	(118,491)	(924,226)	(895,779)
Discount of convertible debenture	(61,296)	(478,112)	(516,386)
Gain from change in fair value of warrant liability	7,340	57,252	1,394,024
Refund income	-	-	812,000
Total other (expense) income	$(172,441)	$(1,345,043)	$894,805

LOSS BEFORE INCOME TAXES	(1,956,499)	(15,260,700)	(2,976,517)

Income tax expense	(86,014)	(670,908)	-

NET LOSS	$(2,042,513)	$(15,931,608)	$(2,976,517)

Less: net loss attributable to the noncontrolling interests	678	5,289	70,294

NET LOSS ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(2,041,835)	$(15,926,319)	$(2,906,223)

NET LOSS	(2,042,513)	$(15,931,608)	$(2,976,517)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	4,553	35,510	(26,002)

COMPREHENSIVE LOSS	$(2,037,960)	$(15,896,098)	$(3,002,519)

Comprehensive loss attributable to the noncontrolling interests	$(314)	$(2,448)	$(72,374)

Comprehensive loss attributable to Titanium Group Limited	$(2,037,646)	$(15,893,650)	$(2,930,145)

Net loss per common share attributable to Titanium Group Limited – basic and diluted	(0.04)	(0.31)	(0.06)

Weighted average shares outstanding – basic and diluted	51,549,654	51,549,654	51,549,654

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

	Years ended December 31,
	2009	2009	2008
	US$	HK$	HK$

Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(2,041,835)	$(15,926,319)	$(2,906,223)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncontrolling interests	(678)	(5,289)	(70,294)
Depreciation and amortization	276,401	2,155,930	2,360,837
Impairment loss on intangible assets	444,800	3,469,442	1,146,127
Impairment loss on inventory	13,229	103,187	-
Written off of accounts receivable	154,184	1,202,636	-
Reversal of allowance for doubtful accounts	10,618	82,822	(294,739)
Stock issued for service rendered, non-cash	-	-	36,026
Stock issued for interest on convertible debenture	-	-	6,847
Amortization cost on discount of convertible debenture	61,296	478,112	516,387
Loss on disposal of plant and equipment	199,890	1,559,143	-
Gain from change in fair value of warrant liability	(7,340)	(57,252)	(1,394,024)
Deferred tax expense	87,633	683,534	-
Changes in assets and liabilities:
Accounts receivable	154,992	1,208,939	9,392,843
Inventories	(8,357)	(65,186)	1,446,961
Deposits and other receivables	21,396	166,891	104,231
Accounts payable and accrued liabilities	369,394	2,881,270	(5,272,955)
Deferred revenue	(2,464)	(19,216)	(19,217)
Income tax payable	(1,619)	(12,626)	-
Net cash (used in) provided by operating activities	(268,460)	(2,093,982)	5,052,807

See accompanying notes to consolidated financial statement.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

	Years ended December 31,
	2009	2009	2008
	US$	HK$	HK$

Cash flows from investing activities:
Purchase of plant and equipment	(3,468)	(27,050)	(174,091)
Payments relating to software development costs	-	-	(3,585,810)
Payments on patent and license right registration fee	(5,329)	(41,569)	(3,853)
Net cash used in investing activities	(8,797)	(68,619)	(3,763,754)

Cash flows from financing activities:
Repayments on short-term bank loan	-	-	(26,347)
Net decrease in bank overdraft	-	-	(1,208,606)
Advances from a director	131,868	1,028,572	-
Net cash provided by (used in) financing activities	131,868	1,028,572	(1,234,953)

Effect of exchange rate changes on cash and cash equivalent cash equivalents	4,555	35,528	(31,562)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(140,834)	(1,098,501)	22,538

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	152,676	1,190,869	1,168,331

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,842	$92,368	$1,190,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$895,779

NON-CASH INVESTING AND FINANCIAL ACTIVITES:
Exercise of convertible debenture	$-	$-	$390,000

See accompanying notes to consolidated financial statement.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Titanium Group Limited stockholders’ (deficit)equity
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interests	Total (deficit) equity
	No. of shares	Amount

Balance as of January 1, 2008	50,912,677	$3,971,189	$6,305,237	$(1,314)	$(7,819,691)	$75,583	$2,531,004

Issue of common stock for 2007 interest charge on convertible debenture, non-cash	377,973	29,482	125,044	-	-	-	154,526
Issue of common stock for 2008 interest charge on convertible debenture, non-cash	24,797	1,934	4,913	-	-	-	6,847
Issue of common stock for services rendered, non-cash	78,952	6,158	29,868	-	-	-	36,026
Exercise of convertible debenture	250,000	19,500	370,500	-	-	-	390,000
Net loss for the year	-	-	-	-	(2,906,223)	(70,294)	(2,976,517)
Foreign currency translation adjustments	-	-	-	(26,002)	-	-	(26,002)
Balance as of December 31, 2008	51,644,399	$4,028,263	$6,835,562	$(27,316)	$(10,725,914)	$5,289	$115,884

Net loss for the year	-	-	-	-	(15,926,319)	(5,289)	(15,931,608)
Foreign currency translation adjustments	-	-	-	35,510	-	-	35,510
Balance as of December 31, 2009	51,644,399	$4,028,263	$6,835,562	$8,194	$(26,652,233)	$-	$(15,780,214)

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
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

Facial based biometric identification and security projects are made up of two elements, the biometric products and professional services. The biometric products consist of 4 major proprietary software products 1) Ti-Face, the face recognition engine, 2) ProAccess, a facial based biometric authentication system, 3) ProFacer, a facial based biometric integrated surveillance system and 4) eGuards, a kiosk-based biometric intelligent visitors management system. These software products are always bundled with other outside purchased identification and security hardware products, including workstations and live-scan devices, to sell to customers.

The professional services include the design, development and integration services of biometric identification and security solutions to customers using the products, as well as technical support services to its customers, including information security consulting, remote monitoring system consulting and security audit consulting services.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiaries, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd., Titanium RFID Limited and Titanium Biometrics Limited (collectively known as the “Group”). The Group’s functional currency is Hong Kong Dollars.

Details of the Company’s subsidiaries as of December 31, 2009 are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held

Titanium Technology Limited (“TTLHK”)	Hong Kong, company with limited liability	Sales and marketing of biometric identification and security products and services	30,000 ordinary shares of HK$1 each HK$30,000 (US$3,846)	100%

Titanium Technology (Shenzhen) Co., Limited (“TTLSZ”)	The People’s Republic of China (the “PRC”), company with limited liability	Development of biometric technology and new products development	Registered capital HK$1,000,000 (US$128,205)	92%

Titanium RFID Limited (“TRFID”)	Hong Kong company with limited liability	Dormant	100,000 ordinary shares of HK$1 each	51%

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest Held
			HK$100,000 (US$12,821)

Titanium Biometrics Limited (“TBL”)	Hong Kong company with limited liability	Dormant	19,065,000 ordinary shares of HK$0.1 each HK$1,906,500 (US$244,423)	51%

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2009, the Company incurred a net loss of HK$15,926,319 and an accumulated deficit of HK$26,652,233. Additionally, the Company generated substantive losses over the past several years with a working capital deficit of HK$4,948,051. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Basis of consolidation

The consolidated financial statements include the financial statements of TTNUF and its subsidiaries. All significant inter-company balances and transactions within the Group have been eliminated on consolidation.

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

As of December 31, 2009 and 2008, the allowance for doubtful accounts was HK$527,349 and HK$746,191, respectively.

•	Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the first-in, first-out (“FIFO”) method for all inventories. Inventories consist of computer accessories and consumable supplies purchased from various suppliers. For the year ended December 31, 2009, the Company evaluated net realizable value of its inventories and provided an inventory allowance of HK$103,187.

•	Plant and equipment

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

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

Product development costs

The Group accounts for development costs related to software products to be sold, leased or otherwise marketed in accordance with the Accounting Standards Codification (“ASC”) Topic 730-20, “Research and Development Arrangement” (“ASC 730-20”). Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Costs that are capitalized include direct labor and related overhead. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. For the years ended December 31, 2009 and 2008, the Company capitalized product development costs of HK$0 and HK$3,585,811, respectively.

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

Upon the completion, the ownership of the intellectual property resulting from the project was vested on the Group. The royalty fee paid by the Group for the years ended December 31, 2009 and 2008 amounted to HK$20 and HK$24,220, respectively. As of December 31, 2009, the Group has the unpaid royalty fee against the subsidy grant totaling HK$28,223.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Valuation of long-lived assets

Long-lived assets primarily include property, plant and equipment and intangible asset. In accordance with the ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results.

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

In accordance with the ASC Topic 605, “Revenue Recognition”, the Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

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

Government grant income represents government subsidy from the HKSAR government to compensate the Group in assisting and supporting the youth employment in Hong Kong for its community purpose. For the years ended December 31, 2009 and 2008, the Company received HK$0 and HK$100,267 from the government and accounted for as grant income in the statements of operations, respectively.

•	Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of 12 months, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

•	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred HK$300 and HK$0 of advertising costs for the years ended December 31, 2009 and 2008, respectively.

•	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income or loss, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Income taxes

The Group adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Group did not have any interest and penalties associated with tax positions. As of December 31, 2009 and 2008, the Group did not have any significant unrecognized uncertain tax positions.

The Group conducts major businesses in Hong Kong and the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Group files tax returns that are subject to examination by the foreign tax authorities.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

•	Foreign currencies translation

The consolidated financial statements are expressed, in Hong Kong Dollars ("HK$"). The translations of HK$ amounts into United States Dollars ("US$") are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2009 and 2008. Such translations should not be construed as representations that the HK$ amounts could be converted into US$ at that rate or any other rate.

The Company conducts major businesses in Hong Kong and the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•	Stock-based compensation

The Group adopts ASC Topic 718, "Stock Compensation" ("ASC 718") using the fair value method. Under ASC 718, the stock-based compensation is measured using the Black-Scholes Option-Pricing model on the date of grant.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

For non-employee stock-based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

•	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one principal business segment.

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Group has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable and accrued liabilities, deferred revenue, income tax payable and amount due to a director. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

•	Recent accounting pronouncements

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. ASC Topic 810-10 changes the manner of presentation and related disclosures for the non-controlling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s financial statements as a result of the adoption of ASC 825-10.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05, “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC 605-25, “Revenue Recognition; Multiple-Element Arrangements.” These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

In November 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets,” which formally codifies FASB Statement No. 166, “Accounting for Transfers of Financial Assets.” ASU 2009-16 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on the consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on the consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the adoption of these sections did not have a material impact on the Company’s financial statements.

4.	ACCOUNTS RECEIVABLE, NET

	As of December 31,
	2009	2008
	HK$	HK$
Accounts receivable, trade	646,676	3,359,915
Less: allowance for doubtful accounts	(527,349)	(746,191)
Accounts receivable, net	119,327	2,613,724

The Company provided the allowance for doubtful accounts of HK$82,822 for the year ended December 31, 2009, while the Company reversed the allowance for doubtful accounts of HK$294,739 for the year ended December 31, 2008.

For the years ended December 31, 2009, the Company wrote off HK$1,202,636 accounts receivable, which were considered as irrecoverable.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

5.	DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:
	As of December 31,
	2009	2008
	HK$	HK$
Amount due from minority shareholders	109,826	109,826
Rental and utility deposits	-	126,756
Prepaid expenses	-	46,800
Other receivables	11,211	4,546
Deposits and other receivables	121,037	287,928

6.	PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:
	As of December 31,
	2009	2008
	HK$	HK$
Computer hardware and software	-	2,194,182
Furniture, fixtures and office equipment	-	875,775
Moulds	-	1,504,600
Leasehold improvements	-	186,243
Foreign translation difference	-	13,477
	-	4,774,277
Less: accumulated depreciation	-	(2,335,901)
Less: foreign translation difference	-	(7,916)
Plant and equipment, net	-	2,430,460

Depreciation expense for the years ended December 31, 2009 and 2008 were HK$898,349 and HK$884,561, respectively.

7.	INTANGIBLE ASSETS, NET

Intangible assets consist of the following:
	As of December 31,
	2009	2008
	HK$	HK$
Product development costs	9,336,170	9,336,170
Patent and license right registration fee	192,943	151,374
	9,529,113	9,487,544
Less: accumulated amortization	(4,913,544)	(3,655,963)
Less: impairment loss	(4,615,569)	(1,146,127)
Intangible assets, net	-	4,685,454

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

Amortization expenses for the years ended December 31, 2009 and 2008 were HK$1,257,581 and HK$1,476,276, which HK$0 and HK$852,347 included in cost of revenue, respectively.

In accordance with ASC Topic 360-10-5, the Group reviewed its annual impairment test on intangible assets and concluded that the decline in expected future benefits from certain software products was sufficient to result in an impairment loss of HK$3,469,442.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2009	2008
	HK$	HK$
Accounts payable	893,138	1,536,753
Accrued salaries and benefits	1,409,667	68,464
Accrued operating expense	1,390,124	26,071
Accrued convertible debenture interest expense	874,048	-
Value-added tax payable	-	54,419
Other payables	46,800	46,800
	4,613,777	1,732,507

9.	AMOUNT DUE TO A DIRECTOR

As of December 31, 2009, the amount represented temporary advances from a director, Mr. Jialong Wen, of HK$1,028,572, which was unsecured, carried an interest charge of 9% per annum and due through July 8, 2010. For the year ended December 31, 2009, $50,178 of interest expense was incurred.

10.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share for the years indicated:
	Years ended December 31,
	2008	2008
	HK$	HK$
Basic and diluted net loss per share calculation
Numerator:
Net loss in computing basic net loss per share	(15,926,319)	(2,906,223)

Denominator:
Weighted average ordinary shares outstanding	51,549,654	51,549,654

Basic and diluted net loss per share	(0.31)	(0.06)

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

For the years ended December 31, 2009 and 2008 in which the Group generated the net operating loss, the effect of stock options granted to employees and non-employees would have been anti-dilutive and excluded from the computation of diluted losses per share.

11.	INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (BVI) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
	HK$	HK$
Tax jurisdictions from:
BVI (local)	(1,851,724)	(458,482)
Hong Kong	(12,325,514)	(2,395,177)
The PRC	(1,083,462)	(122,858)
Loss before income taxes	(15,260,700)	(2,976,517)

Provision for income taxes consisted of the following:
	Years ended December 31,
	2009	2008
	HK$	HK$
Current:
– Local	-	-
– Foreign	(12,626)	-

Deferred:
– Local	-	-
– Foreign	683,534	-

Income tax expense	670,908	-

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

Hong Kong

The Group’s subsidiaries, TTLHK, TRFID and TBL are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income for years ended December 31, 2009

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

and 2008, respectively. The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the years ended December 31, 2009 and 2008 are as follows:

	Years ended December 31,
	2008	2008
	HK$	HK$
Loss before income taxes	(12,325,514)	(2,395,177)
Statutory income tax rate	16.5%	16.5%
Income tax impact at Hong Kong Profits Tax rate	(2,033,710)	(395,204)
Non-taxable interest income	-	(112)
Expenses not deductible for tax purposes:
- Impairment on intangible assets	778,355	-
- Loss (gain) on disposal of plant and equipment	252,818	(43,859)
- Difference between book and tax depreciation	110,908	129,085
- Capitalized product development costs	-	(160,211)
- Others	(33,509)	(115,761)
Net operating loss	1,596,046	586,062

Income tax expense	670,908	-

Income taxes payable as of December 31, 2009 and 2008 consists of Hong Kong Profits Tax of HK$0 and HK$12,626, respectively.

For the years ended December 31, 2009 and 2008, TTLHK, TRFID and TBL incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets. As of December 31, 2009, TTLHK had approximately HK$14,131,755 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

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

As of December 31, 2009, TTLSZ incurred HK$3,447,757 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized. A full valuation allowance was provided against the deferred tax assets of HK$861,939 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

The following table sets forth the significant components of the aggregate net deferred tax assets and liabilities of the Group as of December 31, 2009 and 2008:
	As of December 31,
	2009	2008
	HK$	HK$
Deferred tax liabilities:
Amortization of capitalized product development cost	-	(1,113,856)
Plant and equipment	(21,115)	-

Deferred tax assets:
Allowances for doubtful accounts	87,013	123,121
Net operating loss carryforwards:
- Hong Kong	2,331,740	1,820,247
- The PRC	861,939	849,174
Total net deferred tax assets	3,259,577	1,678,686
Less: valuation allowance	(3,259,577)	(995,152)

Net deferred tax assets	-	683,534

As of December 31, 2009, the operation in Hong Kong and the PRC incurred HK$17,579,512 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Company has provided for a valuation allowance of HK$3,259,577 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

12.	CONVERTIBLE DEBENTURE

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

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

The debentures were discounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Subtopic 470-20 “Debt with Conversions and Other Options”. The discount is being amortized over the life of the debentures. For the years ended December 31, 2009 and 2008, the Company recorded HK$57,252 (US$7,340) and HK$1,394,024 (US$178,721) as gain from change in warrant liability in the statements of operations.

As of December 31, 2009, the fair value of the warrants of HK$33,985 (US$4,357) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

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

Interest expense of HK$874,048 (US$112,057) and HK$863,012 (US$110,642) was recognized for the years ended December 31, 2009 and 2008.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

13.	SEGMENT INFORMATION

The Company considers its business activities to constitute one single segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution of the Company’s customers is:

•	Hong Kong, including the government and commercial sectors; and
•	The PRC, mainly the government agencies, financial institutions and commercial sectors.

An analysis of the Company’s long-lived assets and revenues by region are as follows:

	As of December 31,
	2009	2008
	HK$	HK$
Long-lived assets:
- Hong Kong	$-	$7,078,634
- The PRC	-	37,280

	$-	$7,115,914

	Year ended December 31,
	2009	2008
	HK$	HK$
Revenue:
- Hong Kong	$2,943,083	$14,461,774
- The PRC	61,028	1,169,736

	$3,004,111	$15,631,510

14.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2009, one customer represented more than 10% of the Company’s revenue. This customer accounts for 33% of the Company’s revenue amounting to HK$982,800, with HK$0 of accounts receivable.

For the year ended December 31, 2008, the customer who accounts for 10% or more of and revenue of the Company is presented as follows:

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

	Year ended December 31, 2008		December 31, 2008
	Revenue	Percentage of revenue	Accounts receivable
	HK$		HK$
Customer A	3,120,825	20%	308,253
Customer B	2,283,833	15%	627,526
Customer C	2,195,100	14%	514,100
Total:	7,599,758	49%	1,449,879

(b)         Major vendors

For the years ended December 31, 2009 and 2008, the vendor who accounts for 10% or more of the purchases of the Company is presented as follows:

	Year ended December 31, 2009		December 31, 2009
	Purchases	Percentage of purchases	Accounts payable
	HK$		HK$
Vendor A	453,892	21%	384,076
Vendor B	333,807	15%	-
Vendor C	266,667	12%	266,667
Vendor D	256,489	12%	-
Total:	1,310,855	60%	650,743

	Year ended December 31, 2008		December 31, 2008
	Purchases	Percentage of purchases	Accounts payable
	HK$		HK$
Vendor A	1,050,000	11%	-
Vendor B	937,430	10%	-
Total:	1,987,430	21%	-

(c)         Credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Group performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

(d)         Exchange rate risk

The Group cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Group could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HK$

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Currency expressed in Hong Kong Dollars (“HK$”))

converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

15.	COMMITMENTS AND CONTINGENCIES

(a)         Operating lease commitments

The Company rented office space under non-cancelable operating lease agreements which run for a term of 1 to 3 years, with fixed monthly rentals, expiring in various years through May 2011. The landlord forfeited the Company’s rental deposit as liquidated damages for early termination of the lease in August 2009 and the Company recorded such expense of HK$103,140 (US$13,223) in the statements of operations.

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the major shareholder of the Company.

Costs incurred under these operating leases are recorded as rental expense and totaled approximately HK$246,616 and HK$504,136 for the years ended December 31, 2009 and 2008, respectively.

(b)         Capital commitments

In December 2008, the Company established a joint venture company, Titanium Biometrics Limited with 51% of equity interest in Hong Kong. This joint venture company will engage in the promotion and marketing of biometrics face recognition access control and time attendance systems in Mainland China. Total estimated investment costs are approximately HK$1,906,500. In September 2009, the Company filed the de-registration applications on Titanium RFID Limited and the applications are still in process. Titanium Biometrics Limited was subsequently de-registered on April 16, 2010.