Form 10-Q
period 2010-03-31
Titanium Group LTD
filed 2010-05-20
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number 0-52415

TITANIUM GROUP LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands (State or other jurisdiction of incorporation or organization)	Not Applicable (IRS Employer Identification No.)

Room 801, Austin Tower, 22-26 Austin Avenue, T.S.T, Kowloon, Hong Kong
 (Address of principal executive offices)(Zip Code)

(852) 2723 9628
(Registrant’s telephone number, including area code)

15/F, Kennedy Town Commercial Tower, 23 Belcher’s Street, Kennedy Town, Hong Kong
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
[  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of May 15, 2010

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2010 and 2009	3 - 4

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6 – 10

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	March 31, 2010		December 31, 2009
	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,824	$92,230	$92,368
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	6,049	47,182	119,327
Deposits and other receivables	15,516	121,027	121,037

TOTAL ASSETS	$84,671	$660,439	$732,732

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$599,968	$4,679,749	$4,613,777
Deferred revenue	4,311	33,630	38,434
Amount due to a stockholder	20,867	162,762	-
Amount due to a director	134,753	1,051,072	1,028,572
Total current liabilities	759,899	5,927,213	5,680,783

Long-term liabilities:
Convertible debenture	1,400,000	10,920,000	10,798,178
Warrants liability	5	39	33,985
Total long-term liabilities	1,400,005	10,920,039	10,832,163

Total liabilities	2,159,904	16,847,252	16,512,946

Stockholders’ deficit:
Titanium Group Limited stockholders’ deficit:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	516,444	4,028,263	4,028,263
Additional paid-in capital	876,354	6,835,562	6,835,562
Accumulated other comprehensive income	1,092	8,521	8,194
Accumulated deficit	(3,469,123)	(27,059,159)	(26,652,233)
Total Titanium Group Limited stockholders’ deficit	(2,075,233)	(16,186,813)	(15,780,214)

Noncontrolling interests	-	-	-

Total deficit	(2,075,233)	(16,186,813)	(15,780,214)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$84,671	$660,439	$732,732

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2010	2009
	US$	HK$	HK$
REVENUE, NET
Projects
Products	$-	$-	$1,211,674
Services	-	-	244,289

	-	-	1,455,963
Maintenance
Services	616	4,804	227,755

Total revenue	616	4,804	1,683,718

COST OF REVENUE
Projects
Cost of products sold	-	-	895,028
Cost of services	-	-	186,161

	-	-	1,081,189

Maintenance
Cost of services	-	-	48,000

Total cost of revenue	-	-	1,129,189
GROSS PROFIT	616	4,804	554,529

OPERATING EXPENSES
Amortization of intangible assets	-	-	645,013
Impairment loss on intangible assets	-	-	277,832
Selling, general and administrative	10,281	80,192	1,624,812

Total operating expenses	10,281	80,192	2,547,657

LOSS FROM OPERATIONS	(9,665)	(75,388)	(1,993,128)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2010	2010	2009
	US$	HK$	HK$
Other income (expense):
Interest expense	(31,239)	(243,662)	(218,624)
Discount of convertible debenture	(15,618)	(121,822)	(119,527)
Gain (loss) from change in fair value of warrant liability	4,352	33,946	(179,938)
Total other expense	(42,505)	(331,538)	(518,089)

LOSS BEFORE INCOME TAX	(52,170)	(406,926)	(2,511,217)

Income tax expense	-	-	-

NET LOSS	$(52,170)	$(406,926)	$(2,511,217)

Less: net loss attributable to the noncontrolling interests	-	-	5,289

NET LOSS ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(52,170)	$(406,926)	$(2,505,928)

NET LOSS	(52,170)	(406,926)	(2,511,217)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	43	327	(28,729)

COMPREHENSIVE LOSS	$(52,127)	$(406,599)	$(2,539,946)

Comprehensive (loss) income attributable to the noncontrolling interests	(3)	(26)	7,587

Comprehensive loss attributable to Titanium Group Limited	$(52,124)	$(406,573)	$(2,547,533)

Net loss per common share attributable to Titanium Group Limited – basic and diluted	(0.00)	(0.01)	(0.05)

Weighted average shares outstanding – basic and diluted	51,644,399	51,644,399	51,549,654

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Three months ended March 31,
	2010	2010	2009
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(52,170)	$(406,926)	$(2,505,928)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncontrolling interests	-	-	(7,587)
Depreciation and amortization	-	-	544,581
Impairment loss on intangible assets	-	-	277,832
Allowance for doubtful accounts	-	-	231,330
Amortization cost on discount of convertible debenture	15,618	121,822	119,527
(Gain) loss from change in fair value of warrant liability	(4,352)	(33,946)	179,938
Changes in operating assets and liabilities:
Accounts receivable	9,249	72,145	492,443
Amount due from a related party	-	-	(12,516)
Inventories	-	-	(28,066)
Deposits and other receivable	-	-	(180,321)
Accounts payable and accrued liabilities	8,458	65,972	1,883
Deferred revenue	(616)	(4,804)	(4,804)
Net cash used in operating activities	(23,813)	(185,737)	(891,688)

Cash flows from financing activities:
Advances from a stockholder	20,867	162,762	-
Advances from a director	2,885	22,500	-
Net cash provided by financing activities	23,752	185,262	-

Effect of exchange rate changes on cash and cash equivalent cash equivalents	43	337	(26,431)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(18)	(138)	(918,119)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,842	92,368	1,190,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,824	$92,230	$272,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$218,254

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
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

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of March 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2010, the Company incurred a net loss of HK$406,926 and an accumulated deficit of HK$27,059,159. Additionally, the Company generated substantive losses over the past several years with a working capital deficit of HK$5,266,774. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion of the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2011.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but do not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, “Consolidation” (“ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, ASC 810 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC 810. This phase of ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-18, “Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset-a consensus of the FASB Emerging Task Force” (Topic 310). The amendments in this Update are effective for modifications of loans accounted for within pools under ASC Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the three months ended March 31, 2010, outstanding warrants to purchase 3,000,000 shares of common stock of the Company which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the three months ended March 31, 2010, the Company did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of March 31, 2010 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

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

For the three months ended March 31, 2010, the Company incurred net operating losses of approximately HK$404,164 for income tax purposes and no provision for income taxes is required.

As of March 31, 2010, the operations in Hong Kong and the PRC incurred HK$17,684,320 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Company has provided for a valuation allowance of HK$3,286,389 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 7 – AMOUNT DUE TO A STOCKHOLDER

As of March 31, 2010, the amount represented temporary advances from a stockholder, Cancare International Group (HK) Limited, of HK$162,762, which was unsecured, carried an interest charge of 9% per annum and due on July 20, 2010. For the three months ended March 31, 2010, HK$2,762 of interest expense was incurred.

NOTE 8 – AMOUNT DUE TO A DIRECTOR

As of March 31, 2010, the amount represented temporary advances from a director, Mr. Jialong Wen, of HK$1,051,072, which was unsecured, carried an interest charge of 9% per annum and due through July 8, 2010. For the three months ended March 31, 2010, HK$22,500 of interest expense was incurred.

NOTE 9 – CONVERTIBLE DEBENTURE

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

On April 3, 2007, the Company received HK$9,555,000 (US$1,225,000), net of expenses in relation to issuance of the Debenture of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.

The debentures were discounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Topic 470-20 “Debt with Conversions and Other Options”. The discount is being amortized over the life of the debentures. For the three months ended March 31, 2010 and 2009, the Company recorded HK$33,946 (US$4,532) and HK$(179,938) (US$23,069) as gain (loss) from change in warrant liability in the statements of operations.

As of December 31, 2009, the fair value of the warrants of HK$39 (US$5) was recorded as warrants liability in the balance sheet, as determined by the Company using the Black-Scholes option pricing model under the following assumptions:

Risk-free interest rate (%)	4.46
Expected dividend yield (%)	0
Expected term in years (years)	2.5
Expected volatility (%)	100.4

On November 23, 2007, the Company entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the holders of the Debentures. The Waiver Agreement granted a one-time waiver of all then existing events of default, reduced the conversion price from US$0.30 to US$0.20, granted a one-time waiver of any anti-dilution adjustment to the warrant which would have been triggered by the reduction to the conversion price, and provided for the issuance of 855,339 shares of common stock as payment of interest due July 1, 2007, October 1, 2007, January 1, 2008 and any late fees thereon. Interest expense of HK$218,400 (US$28,000) and HK$218,624 (US$28,029) was recognized for the three months ended March 31, 2010 and 2009.

The Debentures were due on April 3, 2010. The Company has been in negotiations with the holders of the Debentures, but has not yet reached an agreement as to repayment of the Debentures.

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

PRODUCT DEVELOPMENT COSTS.  We account for developments costs related to software products to be sold, leased or otherwise marketed in accordance with Accounting Standards Codification (“ASC”) Topic 730-20, “Research and Development Arrangement” (“ASC 730-20”).  Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers.  Costs that are capitalized include direct labor and related overhead.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  For the three months ended March 31, 2010, we did not capitalize any product development costs.

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

Upon the completion, the ownership of the intellectual property resulting from the project was vested in us.  The royalty fee paid by us for the three months ended March 31, 2010 and 2009 amounted to US$0 (HK$0) and US$3 (HK$20), respectively.  As of March 31, 2010, we have an unpaid royalty fee against the subsidy grant totaling US$3,618 (HK$28,223).

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.  For the three months ended March 31, 2010, we did not have any projects revenues, as compared to US$186,662 (HK$1,455,963) in 2009.  As stated above, in late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  We generated a small amount of maintenance revenues in 2010 of US$616 (HK$4,804), as compared to US$29,199 (HK$227,755) in 2009.

As a result, our gross profit was US$616 (HK$4,804) in 2010, as compared to US$71,093 (HK$554,529) in 2009.

We did not recognize any expense for the amortization of intangible assets or any impairment loss on intangible assets in 2010, as we wrote our intangible assets to zero in 2009.  We recognized amortization expense of US$82,694 (HK$645,013) and an impairment loss on intangible assets of US$35,620 (HK$277,832) during the 2009 period as a result of the phasing out of our old product “ProFacer”.

Selling, general, and administrative expenses decreased by US$198,028 (HK$1,544,620) (95%) in 2010 as compared to 2009 as we laid off office staff and moved to smaller office space at the end of 2009.

As a result of the decreased expenses, our loss from operations decreased from US$255,530 (HK$1,993,128) in 2009 to US$9,665 (HK$75,388) in 2010.

We had other expense in 2010 of US$42,505 (HK$331,538), due primarily to interest expense of US$31,239 (HK$243,662) and amortization on discount of the convertible debentures of US$15,618 (HK$121,822).  In 2009, other expense was US$66,422 (HK$518,089), consisting of interest expense of US$28,029 (HK$218,624), amortization on discount of the convertible debentures of US$15,324 (HK$119,527) and loss from the change in fair value of our warrant liability of US$23,069 (HK$179,938).

In summary, due to decreased operating expenses in the quarter ended March 31, 2010 and other expenses, we generated a net loss of US$52,170 (HK$406,926), as compared to a net loss of US$321,274 (HK$2,505,928) in 2009.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$3,416,952 (HK$26,652,233) at December 31, 2009, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009 included an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$52,170 (HK$406,926) for the three months ended March 31, 2010 and had an accumulated deficit of US$3,469,123 (HK$27,059,159) at March 31, 2010.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion of the new products in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2010, we had working deficit of US$675,228 (HK$5,266,774), as compared to a deficit of US$634,365 (HK$4,948,051) at December 31, 2009, due primarily to the loss for the three-month period.  The decrease was reflected in reductions in accounts receivable, net of US$9,249 (HK$72,145), and increases in accounts payable and accrued liabilities of US$8,458 (HK$65,972) and amount due to a stockholder of US$20,867 (HK$162,762).

During the three months ended March 31, 2010, our operating activities used cash of US$23,813 (HK$185,737), as compared to cash used of US$114,320 (HK$891,688) in 2009.  The most significant adjustment to reconcile net loss to net cash for the 2010 period was for amortization cost on discount of convertible debentures of US$15,618 (HK$121,822).  In 2009, we had a larger net loss, but more adjustments, such as US$69,818 (HK$544,581) for depreciation and amortization, US$35,620 (HK$277,832) for the impairment loss on intangible assets, and US$29,658 (HK$231,330) for allowance for doubtful accounts.

In 2010, US$23,752 (HK$185,262) was provided by advances from a stockholder and a director.  There was no cash provided by financing activities in 2009.

          Our current fixed overhead is approximately US$39,000 (HK$300,000) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with advances from a stockholder and a director.

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

TITANIUM GROUP LIMITED

May 20, 2010	By:	/s/ LAN Mingzheng
LAN Mingzheng
Principal Financial Officer