Form 10-Q
period 2010-06-30
Titanium Group LTD
filed 2010-08-23
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________

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
[  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of August 15, 2010

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2010 and 2009	3 – 4

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	5

Notes to Condensed Consolidated Financial Statements	6 – 10

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	June 30, 2010		December 31, 2009
	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$10,312	$80,436	$92,368
Restricted cash	51,282	400,000	400,000
Accounts receivable, net	6,049	47,182	119,327
Deposits and other receivables	10,079	78,617	121,037
TOTAL ASSETS	$77,722	$606,235	$732,732

Current liabilities:
Accounts payable and accrued liabilities	$637,015	$4,968,717	$4,613,777
Deferred revenue	3,696	28,827	38,434
Amount due to a stockholder	310,958	2,425,471	-
Amount due to a director	137,637	1,073,572	1,028,572
Convertible debenture	1,400,000	10,920,000	-
Total current liabilities	2,489,306	19,416,587	5,680,783

Long-term liabilities:
Convertible debenture	-	-	10,798,178
Warrants liability	-	-	33,985
Total long-term liabilities	-	-	10,832,163

Total liabilities	2,489,306	19,416,587	16,512,946

Stockholders’ deficit:
Titanium Group Limited stockholders’ deficit:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	516,444	4,028,263	4,028,263
Additional paid-in capital	876,355	6,835,562	6,835,562
Accumulated other comprehensive (loss) income	(2,079)	(16,199)	8,194
Accumulated deficit	(3,802,304)	(29,657,978)	(26,652,233)
Total Titanium Group Limited stockholders’ deficit	(2,411,584)	(18,810,352)	(15,780,214)

Total deficit	(2,411,584)	(18,810,352)	(15,780,214)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,722	$606,235	$732,732

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2010	2010	2009	2010	2010	2009
	US$	HK$	HK$	US$	HK$	HK$
REVENUE, NET
Projects
Products	$-	$-	$724,346	$-	$-	$1,936,020
Services	-	-	-	-	-	244,289
	-	-	724,346	-	-	2,180,309

Maintenance
Services	616	4,804	77,734	1,232	9,608	305,489

Total revenue	616	4,804	802,080	1,232	9,608	2,485,798

COST OF REVENUE
Projects
Cost of products sold	-	-	493,913	-	-	1,388,941
Cost of services	-	-	470	-	-	186,631
	-	-	494,383	-	-	1,575,572

Maintenance
Cost of services	-	-	4,000	-	-	52,000

Total cost of revenue	-	-	498,383	-	-	1,627,572
GROSS PROFIT	616	4,804	303,697	1,232	9,608	858,226

OPERATING EXPENSES
Impairment loss on intangible assets	-	-	-	-	-	277,832
Research and development costs	-	-	666,728	-	-	1,311,741
Selling, general and administrative	258,356	2,015,179	1,649,786	268,638	2,095,371	3,274,598

Total operating expenses	258,356	2,015,179	2,316,514	268,638	2,095,371	4,864,171

LOSS FROM OPERATIONS	(257,740)	(2,010,375)	(2,012,817)	(267,406)	(2,085,763)	(4,005,945)

Other income (expense):
Sundry income	218	1,700	70,000	218	1,700	70,000
Interest income	-	-	1	-	-	1
Interest expense	(3,340)	(26,050)	(218,624)	(106,903)	(833,845)	(437,248)
Discount of convertible debenture	-	-	(119,529)	(15,618)	(121,822)	(239,056)
Gain (loss) from change in fair value of warrant liability	5	39	40,482	4,357	33,985	(139,456)
Total other expense	(3,117)	(24,311)	(227,670)	(117,946)	(919,982)	(745,759)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended June 30,			Six months ended June 30,
	2010	2010	2009	2010	2010	2009
	US$	HK$	HK$	US$	HK$	HK$

LOSS BEFORE INCOME TAX	(260,857)	(2,034,686)	(2,240,487)	(385,352)	(3,005,745)	(4,751,704)

Income tax expense	-	-	-	-	-	-

NET LOSS	$(260,857)	$(2,034,686)	$(2,240,487)	$(385,352)	$(3,005,745)	$(4,751,704)

Less: net loss attributable to the noncontrolling interests	-	-	-	-	-	5,289

NET LOSS ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(260,857)	$(2,034,686)	$(2,240,487)	$(385,352)	$(3,005,745)	$(4,746,415)

NET LOSS	(260,857)	(2,034,686)	(2,240,487)	(385,352)	(3,005,745)	(4,751,704)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(3,169)	(24,720)	2	(3,127)	(24,393)	(28,727)

COMPREHENSIVE LOSS	$(264,026)	$(2,059,406)	$(2,240,485)	$(388,479)	$(3,030,138)	$(4,780,431)

Comprehensive loss attributable to the noncontrolling interests	(254)	(1,978)	-	(250)	(1,951)	(7,587)

Comprehensive loss attributable to Titanium Group Limited	$(263,772)	$(2,057,428)	$(2,240,485)	$(388,229)	$(3,028,187)	$(4,772,844)

Net loss per common share attributable to Titanium Group Limited – basic and diluted	(0.01)	(0.04)	(0.04)	(0.01)	(0.06)	(0.09)

Weighted average common stock outstanding – basic and diluted	51,644,399	51,644,399	51,644,399	51,644,399	51,644,399	51,644,399

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Six months ended June 30,
	2010	2010	2009
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(385,352)	$(3,005,745)	$(4,746,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncontrolling interests	-	-	(7,587)
Depreciation and amortization	-	-	1,087,018
Impairment loss on intangible assets	-	-	277,832
Allowance for doubtful accounts	-	-	483,748
Stock issued for service rendered, non-cash	-	-	(21,606)
Amortization cost on discount of convertible debenture	15,618	121,822	239,056
(Gain) loss from change in fair value of warrant liability	(4,357)	(33,985)	139,456
Changes in operating assets and liabilities:
Accounts receivable	9,249	72,145	677,094
Inventories	-	-	(50,571)
Deposits and other receivable	5,438	42,420	(110,990)
Accounts payable and accrued liabilities	45,506	354,940	1,156,482
Deferred revenue	(1,232)	(9,607)	(57,650)
Net cash used in operating activities	(315,130)	(2,458,010)	(934,133)

Cash flows from financing activities:
Advances from a stockholder	310,958	2,425,471	-
Advances from a director	5,769	45,000	-
Net cash provided by financing activities	316,727	2,470,471	-

Effect of exchange rate changes on cash and cash equivalent cash equivalents	(3,127)	(24,393)	(26,427)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,530)	(11,932)	(960,560)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,842	92,368	1,190,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,312	$80,436	$230,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to condensed consolidated financial statement.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

For the six months ended June 30, 2010, the Group incurred a net loss of HK$3,005,745 and had generated substantive losses over the past several years, resulting in an accumulated deficit of HK$29,657,978 and a negative working capital of HK$18,810,352 at June 30, 2010.  Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including new business projects in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through June 30, 2011.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

These factors raise substantial doubt about the Group’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Group not being able to continue as a going concern.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Group has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, the Financial Accounting Standard Board (“FASB”) issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements”. These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements. These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Group will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Group’s consolidated financial statements.

 In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Group’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Group does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Group.

In July 2010, the FASB issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Group on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Group does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the six months ended June 30, 2010, outstanding warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the six months ended June 30, 2010, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000 shares of common stock as of June 30, 2010 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

NOTE 6 – INCOME TAXES

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010, the Group incurred net operating losses of approximately HK$3,005,745 for income tax purposes and no provision for income taxes is required.

As of June 30, 2010, the operations in Hong Kong and the PRC incurred HK$19,715,124 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Group has provided for a valuation allowance of HK$3,761,827 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 7 – AMOUNT DUE TO A STOCKHOLDER

As of June 30, 2010, the amount represented temporary advances made to the Group by a stockholder, Cancare International Group (HK) Limited, totaling HK$2,425,471, which was unsecured, non-interest bearing and repayable within the next twelve months, in which HK$166,312 carried interest at 9% per annum. For the six months ended June 30, 2010, HK$6,312 of interest expense was accrued.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 8 – AMOUNT DUE TO A DIRECTOR

As of June 30, 2010, the amount represented temporary advances made to the Group by a director, Mr. Jialong Wen, of HK$1,073,572, which was unsecured, carried an interest charge of 9% per annum and repayable within the next twelve months. For the six months ended June 30, 2010, HK$45,000 of interest expense was incurred.

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

The debentures were discounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Topic 470-20 “Debt with Conversions and Other Options”. The discount is being amortized over the life of the debentures. For the six months ended June 30, 2010 and 2009, the Company recorded HK$33,985 (US$4,357) and HK$(139,456) (US$17,879) as gain (loss) from change in warrant liability in the

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

statements of operations. Interest expense of HK$782,533 (US$100,325) and HK$437,248 (US$56,057), including penalty interest was recognized for the six months ended June 30, 2010 and 2009.

As of June 30, 2010, the Debentures became due and the Company has been in negotiations with the holders of the Debentures, but has not yet reached an agreement as to repayment of the Debentures.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.  For the three months ended June 30, 2010, we did not have any projects revenues, as compared to US$92,865 (HK$724,346) in 2009.  As stated above, in late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  We generated a small amount of maintenance revenues in 2010 of US$616 (HK$4,804), as compared to US$9,966 (HK$77,734) in 2009.

As a result, our gross profit was US$616 (HK$4,804) in 2010, as compared to US$38,936 (HK$303,697) in 2009.

We did not recognize any expense for the amortization of intangible assets or any impairment loss on intangible assets in 2010, as we wrote our intangible assets to zero in 2009.  We did not incur any research and development expenses, as compared to US$85,478 (HK$666,728) in 2009.

Selling, general, and administrative expenses increased by US$46,845 (HK$365,393) (22%) in 2010 as compared to 2009.  We laid off office staff and relocated to another office space at the end of 2009, but incurred additional expenses in connection with the staff redundancy and the compensation cost and some legal and consultation fees during the three months ended June 30, 2010.

As a result of the decreased operating expenses, our loss from operations decreased from US$258,053 (HK$2,012,817) in 2009 to US$257,740 (HK$2,010,375) in 2010.

We had other expense in 2010 of US$3,117 (HK$24,311), due primarily to interest expense of US$3,340 (HK$26,050).  In 2009, other expense was US$29,188 (HK$227,670), consisting of interest expense of US$28,029 (HK$218,624) and amortization on discount of the convertible debentures of US$15,324 (HK$119,529), offset by sundry income of US$8,975 (HK$70,000) and a gain from the change in fair value of our warrant liability of US$5,190 (HK$40,482).

In summary, due to decreased operating expenses in the quarter ended June 30, 2010 and other expenses, we generated a net loss of US$260,857 (HK$2,034,686), as compared to a net loss of US$287,241 (HK$2,240,487) in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009.  For the six months ended June 30, 2010, we did not have any projects revenues, as compared to US$279,527 (HK$2,180,309) in 2009.  As stated above, in late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  We generated a small amount of maintenance revenues in 2010 of US$1,232 (HK$9,608), as compared to US$39,165 (HK$305,489) in 2009.

As a result, our gross profit was US$1,232 (HK$9,608) in 2010, as compared to US$110,029 (HK$858,226) in 2009.

We did not recognize any expense for the amortization of intangible assets or any impairment loss on intangible assets in 2010, as we wrote our intangible assets to zero in 2009.  We recognized an impairment loss on intangible assets of US$35,619 (HK$277,832) during the 2009 period as a result of the phasing out of our old product “ProFacer”.  We did not incur any research and development expenses, as compared to US$168,172 (HK$1,311,741) in 2009.

Selling, general, and administrative expenses decreased by US$151,183 (HK$1,179,227) (36%) in 2010 as compared to 2009 as we laid off office staff and moved to smaller office space at the end of 2009.

As a result of the decreased operating expenses, our loss from operations decreased from US$513,583 (HK$4,005,945) in 2009 to US$267,406 (HK$2,085,763) in 2010.

We had other expense in 2010 of US$117,946 (HK$919,982), due primarily to interest expense of US$106,903 (HK$833,845) and amortization on discount of the convertible debentures of US$15,618 (HK$121,822).  In 2009, other expense was US$95,610 (HK$745,759), consisting primarily of interest expense of US$56,057 (HK$437,248), amortization on discount of the convertible debentures of US$30,648 (HK$239,056) and loss from the change in fair value of our warrant liability of US$17,879 (HK$139,456).

In summary, due to decreased operating expenses in the six months ended June 30, 2010 and other expenses, we generated a net loss of US$385,352 (HK$3,005,745), as compared to a net loss of US$609,193 (HK$4,751,704) in 2009.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$3,416,952 (HK$26,652,233) at December 31, 2009, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009 included an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$385,352 (HK$3,005,745) for the six months ended June 30, 2010 and had an accumulated deficit of US$3,802,306 (HK$29,657,978) at June 30, 2010.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including new business projects in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital deficit of US$2,411,584 (HK$18,810,352), as compared to a deficit of US$634,365 (HK$4,948,051) at December 31, 2009, due to the reclassification of our convertible debentures in the amount of US$1,400,000 (HK$10,920,000) as a current liability and the loss for the six-month period.  In addition, there were reductions in accounts receivable, net of US$9,249 (HK$72,145), and increases in accounts payable and accrued liabilities of US$45,506 (HK$354,940), and amount due to a stockholder of US$310,958 (HK$2,425,471).

During the six months ended June 30, 2010, our operating activities used cash of US$315,130 (HK$2,458,010), as compared to cash used of US$119,760 (HK$934,133) in 2009.  The most significant adjustment to reconcile net loss to net cash for the 2010 period was for amortization cost on discount of convertible debentures of US$15,618 (HK$121,822).  In 2009, we had a larger net loss, but more adjustments, such as US$139,361 (HK$1,087,018) for depreciation and amortization, US$35,619 (HK$277,832) for the impairment loss on intangible assets, and US$62,019 (HK$483,748) for allowance for doubtful accounts.

In 2010, US$316,727 (HK$2,470,471) was provided by advances from a stockholder and a director.  There was no cash provided by financing activities in 2009.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

None

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	2005 Stock Plan (2)
10.2	Form of Distributor Agreement (3)
10.3	Form of Reseller Agreement (3)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Principal Financial Officer
___________________

(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

August 23, 2010	By:	/s/ LAN Mingzheng
LAN Mingzheng
Interim Chief Executive Officer and
Principal Financial Officer