Form 10-Q
period 2010-09-30
Titanium Group LTD
filed 2010-11-15
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________________ to _________________

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
[  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of November 15, 2010

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2010 and 2009 (Unaudited)	4 - 5

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 10

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	September 30, 2010		December 31, 2009
	US$ (Unaudited)	HK$ (Unaudited)	HK$ (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$60,533	$472,159	$92,368
Restricted cash	-	-	400,000
Accounts receivable, net	6,049	47,182	119,327
Deposits and other receivables	10,079	78,617	121,037

TOTAL ASSETS	$76,661	$597,958	$732,732

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$710,078	$5,538,608	$4,613,777
Deferred revenue	3,080	24,022	38,434
Amount due to a stockholder	1,166	9,091	-
Amount due to a related party	335,417	2,616,250	-
Amount due to a director	140,522	1,096,072	1,028,572
Convertible debenture	1,400,000	10,920,000	-

Total current liabilities	2,590,263	20,204,043	5,680,783

Long-term liabilities:
Convertible debenture	-	-	10,798,178
Warrants liability	-	-	33,985
Total long-term liabilities	-	-	10,832,163

Total liabilities	2,590,263	20,204,043	16,512,946

Stockholders’ deficit:
Titanium Group Limited stockholders’ deficit:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	516,444	4,028,263	4,028,263
Additional paid-in capital	876,355	6,835,562	6,835,562
Accumulated other comprehensive (loss) income	(1,247)	(9,685)	8,194
Accumulated deficit	(3,905,154)	(30,460,225)	(26,652,233)
Total Titanium Group Limited stockholders’ deficit	(2,513,602)	(19,606,085)	(15,780,214)

Total deficit	(2,513,602)	(19,606,085)	(15,780,214)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$76,661	$597,958	$732,732

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2010	2010	2009	2010	2010	2009
	US$	HK$	HK$	US$	HK$	HK$
REVENUE, NET
Projects
Products	$-	$-	$379,005	$-	$-	$2,315,025
Services	-	-	5,767	-	-	250,056
	-	-	384,772	-	-	2,565,081

Maintenance
Services	616	4,805	77,735	1,848	14,413	383,224

Total revenue	616	4,805	462,507	1,848	14,413	2,948,305

COST OF REVENUE
Projects
Cost of products sold	-	-	247,913	-	-	1,636,854
Cost of services	-	-	3,650	-	-	190,281
	-	-	251,563	-	-	1,827,135

Maintenance
Cost of services	-	-	8,000	-	-	60,000

Total cost of revenue	-	-	259,563	-	-	1,887,135
GROSS PROFIT	616	4,805	202,944	1,848	14,413	1,061,170

OPERATING EXPENSES
Impairment loss on intangible assets	-	-	-	-	-	277,833
Research and development costs	-	-	606,985	-	-	1,918,726
Selling, general and administrative	33,379	260,376	1,753,986	302,016	2,355,747	4,958,583

Total operating expenses	33,379	260,376	2,360,971	302,016	2,355,747	7,155,142

LOSS FROM OPERATIONS	(32,763)	(255,571)	(2,158,027)	(300,168)	(2,341,334)	(6,093,972)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2010	2010	2009	2010	2010	2009
	US$	HK$	HK$	US$	HK$	HK$

Other income (expense):
Sundry income	-	-	-	218	1,700	-
Interest income	308	2,403	42	308	2,403	43
Interest expense	(70,395)	(549,079)	(218,400)	(177,298)	(1,382,924)	(655,648)
Discount of convertible debenture	-	-	(119,528)	(15,618)	(121,822)	(358,584)
Gain from change in fair value of warrant liability	-	-	184,306	4,357	33,985	44,850
Total other expense, net	(70,087)	(546,676)	(153,580)	(188,033)	(1,466,658)	(969,339)

LOSS BEFORE INCOME TAX	(102,850)	(802,247)	(2,311,607)	(488,201)	(3,807,992)	(7,063,311)

Income tax expense	-	-	-	-	-	-

NET LOSS	$(102,850)	$(802,247)	$(2,311,607)	$(488,201)	$(3,807,992)	$(7,063,311)

Less: net loss attributable to noncontrolling interests	-	-	-	-	-	5,289

NET LOSS ATTRIBUTABLE TO TITANIUM GROUP LIMITED	$(102,850)	$(802,247)	$(2,311,607)	$(488,201)	$(3,807,992)	$(7,058,022)

NET LOSS	(102,850)	(802,247)	(2,311,607)	(488,201)	(3,807,992)	(7,063,311)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	835	6,514	72,853	(2,292)	(17,879)	44,126

COMPREHENSIVE LOSS	$(102,015)	$(795,733)	$(2,238,754)	$(490,493)	$(3,825,871)	$(7,019,185)

Comprehensive gain (loss) attributable to noncontrolling interests	67	521	5,828	(183)	(1,430)	(1,759)

Comprehensive loss attributable to Titanium Group Limited	$(102,082)	$(796,254)	$(2,244,582)	$(490,310)	$(3,824,441)	$(7,017,426)

Net loss per common share attributable to Titanium Group Limited – basic and diluted	$(0.00)	$(0.02)	$(0.04)	$(0.01)	$(0.07)	$(0.14)

Weighted average common stock outstanding – basic and diluted	51,644,399	51,644,399	51,644,399	51,644,399	51,644,399	51,644,399

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Nine months ended September 30,
	2010	2010	2009
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(488,201)	$(3,807,992)	$(7,058,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncontrolling interests	-	-	(5,289)
Depreciation and amortization	-	-	1,627,057
Impairment loss on intangible assets	-	-	277,833
Allowance for doubtful accounts	-	-	684,546
Stock issued for service rendered, non-cash	-	-	(21,606)
Amortization cost on discount of convertible debenture	15,618	121,822	358,584
Loss from disposal of plant and equipment	-	-	95,610
Gain from change in fair value of warrant liability	(4,357)	(33,985)	(44,850)
Changes in operating assets and liabilities:
Accounts receivable	9,249	72,145	921,230
Inventories	-	-	(65,226)
Deposits and other receivables	5,438	42,420	(375,196)
Restricted cash	51,282	400,000	-
Accounts payable and accrued liabilities	118,568	924,831	1,175,748
Deferred revenue	(1,848)	(14,412)	(14,412)
Amount due to a related party	-	-	171,645
Net cash used in operating activities	(294,251)	(2,295,171)	(2,272,348)

Cash flows from investing activities:
Purchase of plant and equipment	-	-	(27,050)
Net cash use in financing activities	-	-	(27,050)

Cash flows from financing activities:
Advances from a director	8,654	67,500	1,137,427
Advances from a stockholder	1,166	9,091	-
Advances from a related party	335,417	2,616,250	-
Net cash provided by financing activities	345,237	2,692,841	1,137,427

Effect of exchange rate changes on cash and cash equivalent cash equivalents	(2,295)	(17,879)	44,134

NET CHANGE IN CASH AND CASH EQUIVALENTS	48,691	379,791	(1,117,837)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,842	92,368	1,190,869

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,533	$472,159	$73,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
See accompanying notes to condensed consolidated financial statement.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

For the nine months ended September 30, 2010, the Group incurred a net loss of HK$3,807,992 and generated substantive losses over the past several years resulting in an accumulated deficit of HK$30,460,225 with a negative working capital deficit of HK$19,606,085 at September 30, 2010. Management has taken certain action and continues to implement changes designed to improve the Group’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including new business projects in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Group to improve future profitability and cash flow in its continuing operations through September 30, 2011.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

 In April 2010, the FASB issued Accounting Standard Updates (“ASU”) 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Group’s financial statements.

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

NOTE 5 – PER SHARE INFORMATION

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Group. For the nine months ended September 30, 2010, outstanding warrants to purchase 3,000,000 shares of common stock of the Group which were issued in connection with the prior sale of common stock expired on June 30, 2008 and, hence, do not have any dilutive effect.

During the nine months ended September 30, 2010, the Group did not grant any stock options to employees, directors and consultants. The effect of outstanding stock options which could result in the issuance of 4,625,000

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

shares of common stock as of September 30, 2010 is anti-dilutive. As a result, diluted loss per share data does not include the assumed exercise of outstanding stock options and has been presented jointly with basic loss per share.

NOTE 6 – INCOME TAXES

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the nine months ended September 30, 2010, the Group incurred net operating losses of approximately HK$3,807,992 for income tax purposes and no provision for income taxes is required.

As of September 30, 2010, the operations in Hong Kong and the PRC incurred HK$19,970,666 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Group has provided for a valuation allowance of HK$3,804,687 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 7 – AMOUNT DUE TO A STOCKHOLDER

As of September 30, 2010, the amount represented temporary advances made to the Group by a stockholder, Cancare International Group (HK) Limited, totaling HK$9,091, which was unsecured, non-interest bearing and repayable within the next twelve months, in which HK$169,863 carried interest at 9% per annum. For the nine months ended September 30, 2010, HK$9,863 of interest expense was accrued.

NOTE 8 – AMOUNT DUE TO A RELATED PARTY

As of September 30, 2010, the amount represented temporary advances made to the Group by a related company which was controlled by a director, Mr. Jialong Wen, totaling HK$2,616,250, which was unsecured, non-interest bearing and repayable within the next twelve months.

NOTE 9 – AMOUNT DUE TO A DIRECTOR

As of September 30, 2010, the amount represented temporary advances made to the Group by a director, Mr. Jialong Wen, totaling HK$1,096,072, which was unsecured, carried interest at 9% per annum and repayable within the next twelve months. For the nine months ended September 30, 2010, HK$67,500 of interest expense was incurred.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)
NOTE 10 – CONVERTIBLE DEBENTURE

On April 3, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several accredited investors (the “Investors”). In accordance with the Agreement, the Investors agreed to purchase in the aggregate, HK$11,310,000 (US$1,450,000) principal amount of Series A 8% Senior Convertible Debentures (the “Debenture”).

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

The debentures were discounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Topic 470-20 “Debt with Conversions and Other Options”. The discount is being amortized over the life of the debentures. For the nine months ended September 30, 2010 and 2009, the Company recorded HK$33,985 (US$4,357) and HK$44,850 (US$5,750) as gain (loss) from change in warrant liability in the statements of operations. Interest expense of HK$1,305,561 (US$167,380) and HK$655,648 (US$84,057), including penalty interest was recognized for the nine months ended September 30, 2010 and 2009.

As of September 30, 2010, the Debentures became due and the Company has been in negotiations with the holders of the Debentures, but has not yet reached an agreement as to repayment of the Debentures.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.  For the three months ended September 30, 2010, we did not have any projects revenues, as compared to US$49,329 (HK$384,772) in 2009.  As stated above, in late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  We generated a small amount of maintenance revenues in 2010 of US$616 (HK$4,805), as compared to US$9,966 (HK$77,735) in 2009.

As a result, our gross profit was US$616 (HK$4,805) in 2010, as compared to US$26,018 (HK$202,944) in 2009.

We did not recognize any expense for the amortization of intangible assets or any impairment loss on intangible assets in 2010, as we wrote our intangible assets to zero in 2009.  We did not incur any research and development expenses, as compared to US$77,819 (HK$606,985) in 2009.

Selling, general, and administrative expenses decreased by US$191,490 (HK$1,493,610) (85%) in 2010 as compared to 2009.  We laid off office staff and relocated to another office space at the end of 2009.

As a result of the decreased operating expenses, our loss from operations decreased from US$276,670 (HK$2,158,027) in 2009 to US$32,763 (HK$255,571) in 2010.

We had other expense in 2010 of US$70,087 (HK$546,676), due primarily to interest expense of US$70,395 (HK$549,079).  In 2009, other expense was US$19,689 (HK$153,580), consisting of interest expense of US$28,000 (HK$218,400) and amortization on discount of the convertible debentures of US$15,324 (HK$119,528), offset by a gain from the change in fair value of our warrant liability of US$23,629 (HK$184,306).

In summary, due to decreased operating expenses in the quarter ended September 30, 2010, we generated a net loss of US$102,850 (HK$802,247), as compared to a net loss of US$296,359 (HK$2,311,607) in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009.  For the nine months ended September 30, 2010, we did not have any projects revenues, as compared to US$328,857 (HK$2,565,081) in 2009.  As stated above, in late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  We generated a small amount of maintenance revenues in 2010 of US$1,848 (HK$14,413), as compared to US$49,131 (HK$383,224) in 2009.

As a result, our gross profit was US$1,848 (HK$14,413) in 2010, as compared to US$136,047 (HK$1,061,170) in 2009.

We did not recognize any expense for the amortization of intangible assets or any impairment loss on intangible assets in 2010, as we wrote our intangible assets to zero in 2009.  We recognized an impairment loss on intangible assets of US$35,620 (HK$277,833) during the 2009 period as a result of the phasing out of our old product “ProFacer”.  We did not incur any research and development expenses, as compared to US$245,991 (HK$1,918,726) in 2009.

Selling, general, and administrative expenses decreased by US$333,700 (HK$2,602,836) (52%) in 2010 as compared to 2009 as we laid off office staff and moved to smaller office space at the end of 2009.

As a result of the decreased operating expenses, our loss from operations decreased from US$781,278 (HK$6,093,972) in 2009 to US$300,168 (HK$2,341,334) in 2010.

We had other expense in 2010 of US$188,033 (HK$1,466,658), due primarily to interest expense of US$177,298 (HK$1,382,924) and amortization on discount of the convertible debentures of US$15,618 (HK$121,822).  In 2009, other expense was US$124,274 (HK$969,339), consisting primarily of interest expense of US$84,057 (HK$655,648), amortization on discount of the convertible debentures of US$45,972 (HK$358,584), offset by a gain from the change in fair value of our warrant liability of US$5,750 (HK$44,850).

In summary, due to decreased operating expenses in the nine months ended September 30, 2010, we generated a net loss of US$488,201 (HK$3,807,992), as compared to a net loss of US$905,553 (HK$7,063,311) in 2009.

Going Concern

As a result of the losses incurred during the last two fiscal years and the accumulated deficit of US$3,416,952 (HK$26,652,233) at December 31, 2009, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2009 included an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$488,201 (HK$3,807,992) for the nine months ended September 30, 2010 and had an accumulated deficit of US$3,905,154 (HK$30,460,225) at September 30, 2010.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including new business projects in the People’s Republic of China (the “PRC”). Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital deficit of US$2,513,602 (HK$19,606,085), as compared to a deficit of US$634,365 (HK$4,948,051) at December 31, 2009, due to the reclassification of our convertible debentures in the amount of US$1,400,000 (HK$10,920,000) as a current liability and the loss for the nine-month period.  In addition, there were reductions in accounts receivable, net of US$9,249 (HK$72,145), and increases in accounts payable and accrued liabilities of US$118,568 (HK$924,831), and amount due to a related party of US$335,417 (HK$2,616,250).

During the nine months ended September 30, 2010, our operating activities used cash of US$294,251 (HK$2,295,171), as compared to cash used of US$291,327 (HK$2,272,348) in 2009.  The most significant adjustment to reconcile net loss to net cash for the 2010 period was for amortization cost on discount of convertible debentures of US$15,618 (HK$121,822).  In 2009, we had a larger net loss, but more adjustments, such as US$208,597 (HK$1,627,057) for depreciation and amortization, US$87,762 (HK$684,546) for allowance for doubtful accounts, and US$45,972 (HK$358,584) for amortization cost on discount of convertible debentures.

In 2010, US$345,237 (HK$2,692,841) was provided by advances from a stockholder, a director and a related party.  There was US$145,824 (HK$1,137,427) provided by advances from a director in 2009.

          Our current fixed overhead is approximately US$34,000 (HK$265,200) per month, without giving any effect to any revenues that we generate.  Fixed overhead comprises salaries, office rent and maintenance, utilities, telephone, travel, office supplies, employee benefits, insurance and licenses, and professional fees.  We believe we will be able to fund the expenditures described above with advances from a stockholder and a director.

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
______________________
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

TITANIUM GROUP LIMITED

November 15, 2010	By:	/s/ LAN Mingzheng
LAN Mingzheng
Interim Chief Executive Officer and
Principal Financial Officer