Form 10-K
period 2010-12-31
Titanium Group LTD
filed 2011-03-31
CIK 1338520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Suite 2101, 21/F, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong
 (Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code: (852) 3679 3110

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
[X]Yes   [  ]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $16,571 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  51,644,399 as of March 31, 2011

Documents incorporated by reference:  None

PART I

ITEM 1.      BUSINESS

Business Development

We were incorporated on May 17, 2004 as an international business company pursuant to the International Business Companies Act of the British Virgin Islands (“BVI”) and subsequently registered under the BVI Business Companies Act (“BVIBC Act”) on January 1, 2007 when the IBC Act was repealed and replaced with the BVIBC Act.  On June 22, 2005, we acquired all of the entire issued share capital of Titanium Technology Limited, a company incorporated in Hong Kong on February 14, 2001 with limited liability (“Titanium Technology”).  On September 20, 2002, Titanium Technology and EAE Productions (HK) Limited, a company incorporated in Hong Kong on October 8, 1997, established Titanium Technology (Shenzhen) Co., Ltd., a wholly foreign owned enterprise in China, to conduct research and development operations.  Beginning in the third quarter of 2004, it began to conduct business operations in China.  EAE Productions (HK) Limited owns 8% of Titanium Technology (Shenzhen) Co., Ltd. and is owned by persons who indirectly are shareholders.

Titanium Technology engaged in developing products utilizing biometrics technologies, licensing of technologies, professional services, and project contracting.  Based in Hong Kong with a research and development center in Shenzhen, China, Titanium Technology developed and sold Automatic Face Recognition Systems, or AFRS, and other biometric and security solutions to governments, law enforcement agencies, gaming companies, and other organizations in China and other parts of Asia.

We raised net proceeds of US$517,425 (HK$4,035,915) through a private placement of securities during the third quarter of 2005.  These proceeds were used to provide the funds necessary to become a publicly-held company in the United States.  Our common stock commenced trading on the OTC Bulletin Board in July 2006 under the symbol “TTNUF.”  Funds were used for legal, accounting, and corporate consulting services and working capital.  We believed that by becoming a publicly-held company, we would be able to enhance the visibility of our products and services and our ability to obtain additional financing in the future.

We obtained financing resulting in net proceeds of US$1,225,000 (HK$9,555,000) in April 2007.  These proceeds were used for working capital and for the further development of our proprietary technology.  We found that the amount of financing received in 2007 was not sufficient to allow us to pursue larger, more profitable contracts.  This forced us to bid for smaller, less profitable projects during 2007, 2008 and 2009.  When coupled with the worldwide economic downturn that began in 2008 and continued into 2009, our operations were severely affected.  In late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  Accordingly, we laid off most of our staff and moved to smaller office space.  We did not generate any revenues in 2010.

In 2010, we decided to seek another business and negotiated with the holders of our convertible debentures that matured in April 2010, resulting in a Memorandum of Understanding (“MOU”) dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011.  Under the terms of the MOU, we have agreed to effect a 1-for-10 consolidation of our issued and outstanding shares of common stock.  The holders of our convertible debentures in the aggregate principal amount of US$1,400,000 (HK$10,920,000) have agreed to accept a total of 3,500,000 post-consolidation common shares and full and complete payment of the debentures and all accrued and unpaid interest thereon.  Zili Industrial Co., Limited, an entity owned and/or controlled by Mr. Xu Zhigang, has agreed to purchase 38,700,000 post-consolidation common shares and deposit the purchase price of US$387,000 into escrow.  Huabao Asia Limited, an entity owned and controlled by Mr. Chen Tianju, has agreed that it would transfer ownership of Shenzhen Kanglv Technology Ltd. (“Shenzhen Kanglv”) to us, in exchange for 52,635,560 post-consolidation common shares.  Closing of the MOU is to occur upon completion of all of the items described above.

In September 2010, we formed Kanglv Technology (Hong Kong) Limited (“Kanglv”)as our wholly-owned subsidiary to hold the capital stock of Shenzhen Kanglv.  Shenzhen Kanglv was a domestic limited liability company registered in Shenzhen City, PRC.  Shenzhen Kanglv would have to be acquired by changing Shenzhen Kanglv from a domestic entity into a Wholly-Owned Foreign Enterprise (“WOFE”) by the Shenzhen local government.  In January 2011, approval was granted by the PRC local government and Shenzhen Kanglv became a WOFE wholly-owned by Kanglv.  Accordingly, to date, Zili Industrial Ltd. has deposited the purchase price of US$387,000 into escrow and Huabao Asia Ltd. has transferred ownership of Shenzhen Kanglv to us.  A current report on Form 8-K will be filed, should closing occur, that will include the audited financial statements of Shenzhen Kanglv.

Customers

For the year ended December 31, 2009, one customer accounted for 32.5% of our revenue:  Hong Kong Housing Authority.

Intellectual Property

Patents.  Titanium Technology was issued patent number HK1053239 for “Apparatus and Method for Recognizing Images” in September 2002.  The patent expired September 10, 2010.

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

Competition

The competition for other businesses is intense.

With respect to the biometrics industry, we believe that Titanium Technology has a major competitor, L-1 Identity Solutions, Inc., from the United States. L-1 Identity Solutions is the product of a merger of Identix Incorporated and Viisage Technology, Inc.

We intend to compete by utilizing the following strategies:

1.	looking for new project for the company;
2.	gain more share from the market before the big competitors step; and
3.	seek potential partnerships and strategic alliances.

Employees

As of December 31, 2010, we employed a total of two persons, both of which were full-time. None of our employees is covered by a collective bargaining agreement.

ITEM 1A.            RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.               PROPERTIES

Our principal offices are located at Suite 2101, 21/F, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong.

ITEM 3.               LEGAL PROCEEDINGS

In July 2010, Hong Kong Communications Company Limited initiated proceedings in High Court of the Hong Kong SAR to wind up Titanium Technology.  ELM Computer Technologies Limited, a creditor of Titanium Technology, has made a claim for a sum of US$292,393 (HK$2,280,666) and has applied to substitute as the petitioner in this action.  Its application is to be heard on April 8, 2011.

In August 2010, ELM Computer Technologies Limited initiated proceedings in High Court of the Hong Kong SAR against Titanium Technology for wrongful repudiation of a subcontractor agreement and default in a maintenance service agreement, claiming damages of US$407,983 (HK$3,182,266).  Titanium Technology has applied for a stay of all further proceedings in this action.  The application is due to be head on May 11, 2011.

ITEM 4.               (Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are quoted on the OTC Markets - OTCQB under the symbol “TTNUF.”  In addition, our shares were quoted on the OTC Bulletin Board from July 10, 2006 to February 22, 2011.

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2009 and 2010.  These quotations reflect inter-dealer prices quoted on the OTC Bulletin Board and OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

2009	High Bid	Low Bid
First Quarter	$0.05	$0.02
Second Quarter	$0.05	$0.012
Third Quarter	$0.02	$0.015
Fourth Quarter	$0.015	$0.001
2010
First Quarter	$0.0162	$0.0025
Second Quarter	$0.0027	$0.001
Third Quarter	$0.0012	$0.0011
Fourth Quarter	$0.0015	$0.001

As of December 31, 2010, there were 38 holders of record of our common stock and as of that date, the closing bid price of our common stock was $0.0012.

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

Sales of Unregistered Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

As stated in United States dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2010 (US$)	2009 (US$)	2008 (US$)	2007 (US$)	2006 (US$)
Revenues	$-	$385,143	$2,004,040	$2,143,059	$2,521,279
Net loss	$(403,516)	$(2,041,835)	$(372,593)	$(809,345)	$(426,795)
Net loss per common share	$(0.01)	$(0.04)	$(0.01)	$(0.016)	$(0.009)

BALANCE SHEET DATA:
	December 31,
	2010 (US$)	2009 (US$)	2008 (US$)	2007 (US$)	2006 (US$)
Working capital (deficit)	$(2,430,655)	$(634,365)	$349,711	$651,022	$182,022
Total assets	$264,732	$93,940	$1,580,765	$3,201,640	$1,578,544
Long-term debt	$-	$1,388,739	$1,334,782	$1,497,300	$-
Stockholders’ equity (deficit)	$(2,430,655)	$(2,023,104)	$14,179	$314,799	$906,929

As stated in Hong Kong dollars:

INCOME STATEMENT DATA:
	Year Ended December 31,
	2010 (HK$)	2009 (HK$)	2008 (HK$)	2007 (HK$)	2006 (HK$)
Revenues	$-	$3,004,111	$15,631,510	$16,715,863	$19,665,971
Net loss	$(3,147,423)	$(15,926,319)	$(2,906,223)	$(6,312,880)	$(3,328,994)
Net loss per common share	$(0.06)	$(0.31)	$(0.06)	$(0.126)	$(0.067)

BALANCE SHEET DATA:
	December 31,
	2010 (HK$)	2009 (HK$)	2008 (HK$)	2007 (HK$)	2006 (HK$)
Working capital (deficit)	$(18,959,094)	$(4,948,051)	$2,727,739	$5,077,980	$1,419,763
Total assets	$2,064,923	$732,732	$12,329,970	$24,972,778	$12,312,641
Long-term debt	$-	$10,832,163	$10,411,303	$11,678,940	$-
Stockholders’ equity (deficit)	$(18,959,094)	$(15,780,214)	$110,595	$2,455,421	$7,074,041

Historical Exchange Rates

Since October 17, 1983, the Hong Kong dollar has been pegged to the U.S. dollar at HK$7.80 to US$1.00.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Titanium Technology engaged in developing products utilizing biometrics technologies, licensing of technologies, professional services, and project contracting.  Based in Hong Kong with a research and development center in Shenzhen, China, Titanium Technology developed and sold Automatic Face Recognition Systems, or AFRS, and other biometric and security solutions to governments, law enforcement agencies, gaming companies, and other organizations in China and other parts of Asia.

We raised net proceeds of US$517,425 (HK$4,035,915) through a private placement of securities during the third quarter of 2005.  These proceeds were used to provide the funds necessary to become a publicly-held company in the United States.  Our common stock commenced trading on the OTC Bulletin Board in July 2006 under the symbol “TTNUF.”  Funds were used for legal, accounting, and corporate consulting services and working capital.  We believed that by becoming a publicly-held company, we would be able to enhance the visibility of our products and services and our ability to obtain additional financing in the future.

We obtained financing resulting in net proceeds of US$1,225,000 (HK$9,555,000) in April 2007.  These proceeds were used for working capital and for the further development of our proprietary technology.  We found that the amount of financing received in 2007 was not sufficient to allow us to pursue larger, more profitable contracts.  This forced us to bid for smaller, less profitable projects during 2007, 2008 and 2009.  When coupled with the worldwide economic downturn that began in 2008 and continued into 2009, our operations were severely affected.  In late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  Accordingly, we laid off most of our staff and moved to smaller office space.  We did not generate any revenues in 2010.

In 2010, we decided to seek another business and negotiated with the holders of our convertible debentures that matured in April 2010, resulting in a Memorandum of Understanding (“MOU”) dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011, as described above in Item 1. Business.

Critical Accounting Policies

           Revenue recognition.  We generated revenues principally from contracts for facial-based biometric identification and security projects, which typically included outside purchased workstations and live-scan devices, bundled with our proprietary software.  In all cases, the customers were granted a license to use the software in perpetuity so long as the software was installed on the hardware for which it was originally intended.  The contract price of our facial-based biometric identification and security projects generally included twelve months of free post-contract customer support.  We also generated revenues from services performed under fixed-price and time-and-material agreements.  To a lesser extent, we also generated revenues from sales of our proprietary biometrics products and re-sales of products sourced from outside third parties.  We classified the revenues generated by these activities as either project products revenue, project services revenue, or maintenance services revenue.  Maintenance services were what the customer purchased if support and software upgrades were desired after the free twelve-month period.

In accordance with the ASC Topic 605, “Revenue Recognition,” we recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed or determinable, and collectability was reasonably assured.

We also applied the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  For arrangements that require significant production, modification, or customization of software, we applied the provisions of Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We also considered the guidance of the Emerging Issues Task Force (“EITF”) Topic 00-21, “Revenue Arrangements with Multiple Deliverables” with respect to the recognition of revenue from the sale of hardware components (separate accounting units) of a multiple deliverable arrangement.  While these statements govern the basis for revenue recognition, significant judgment and the use of estimates were required in connection with the determination of the amount of product, maintenance and service revenue as well as the amount of deferred revenue to be recognized in each accounting period.  Material differences may have resulted in the amount and timing of our revenue for any period if actual results differed from management’s judgment or estimates.

PRODUCTS REVENUE.  The timing of product revenue recognition was dependent on the nature of the product sold.  Product arrangements comprising multiple deliverables including software, hardware, professional services, and maintenance were generally categorized into one of the following:

•
Facial-based biometric identification and security projects that do not require significant modification or customization of our software:  Revenue associated with these arrangements, exclusive of amounts allocated to maintenance, for which we have vendor-specific objective evidence of fair value (“VSOE”), was recognized upon installation and receipt of written acceptance of the project by the customer when required by the provisions of the contract, provided that all other criteria for revenue recognition had been met.  Revenue resulting from arrangements for which VSOE of the maintenance element did not exist was recognized ratably over the maintenance period.  To date, we have not made an allocation of contract revenue to separate accounting units since all of the products were delivered simultaneously and no deferral of revenue would have resulted.

•
Facial-based biometric identification and security projects that require significant modification or customization of our software:  Revenue associated with these arrangements was recognized using the percentage of completion method as described by SOP 81-1.  The percentage of completion method reflected the portion of the anticipated contract revenue, excluding maintenance that had VSOE, which had been earned, equal to the ratio of labor effort expended to date to the anticipated final labor effort, based on then current estimates of total labor effort necessary to complete the project.  Revenue resulting from arrangements for which VSOE of the maintenance element did not exist was recognized ratably over the contractual maintenance period.

•
Self-developed software products sales and re-sale of purchased third parties products:  Revenue associated with the sale of these products, excluding maintenance when applicable, was recognized upon shipment to the customer.  The amount of these revenues has historically not been significant.

•
Sales to authorized distributors:  We also used authorized distributors to sell certain of our products and only the authorized distributors were allowed to resell those products.  We required the authorized distributors to purchase the products and then sell through the authorized distributors’ own distribution channels to the end customers.  From our perspective, the authorized distributors were the ordinary customers and the only preferential treatment to them was that the sales prices to distributors had been predetermined in accordance with the distribution agreements, and were approximately 30% to 40% off the recommended retail prices.  Once the products were delivered and the distributor had accepted the products, we billed the distributor and the distributor was obligated to settle the bill accordingly within the credit period granted.  There was no right of return or other incentives given to the distributors.  We were not required to provide training to authorized distributors.

Once the products were delivered and the distributor had accepted the products, we billed the distributor and the distributor was obligated to settle the bill accordingly within the credit period granted.  There was no right of return or other incentives given to the distributors.  We were not required to provide training to authorized distributors.

SERVICES REVENUE.  Services revenue was primarily derived from computer engineering services, system design, consulting and integration and maintenance services that were not an element of an arrangement for the sale of products.  These services were generally billed on a time and materials basis.  The majority of our professional services were performed under time-and-materials arrangements.  Revenue from such services was recognized as the services were provided.

MAINTENANCE SERVICES REVENUE.  Maintenance revenue consisted of fees for providing technical support and software updates, primarily to customers purchasing the primary products.  We recognized all maintenance revenue ratably over the applicable maintenance period.  We determined the amount of maintenance revenue to be deferred through reference to substantive maintenance renewal provisions contained in the arrangement.

INTEREST INCOME.  Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Foreign currencies translation.  The consolidated financial statements are expressed in Hong Kong dollars (“HK$”).  The translations of HK$ amounts into the United States dollars (“US$”) are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2010 and 2009.  Such translations should not be construed as representations that the HK$ amounts could be converted into US$ at that rate or any other rate.

We conduct major business in Hong Kong and the PRC and are subject to tax in these jurisdictions.  As a result of our business activities, we file tax returns that are subject to examination by the foreign tax authority.

Results of Operations

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.  We did not have any revenues in 2010.  In 2009, operating revenues consist of project revenues and maintenance revenues.  Operating revenues for the year ended December 31, 2009 were US$385,143 (HK$3,004,111).

The gross margin as a percentage of project revenues was 15.5% in 2009 to 15.5%. Gross margin on project revenues in terms of dollars was US$51,442 (HK$401,247) in 2009.

As a percentage of all revenues, maintenance revenue was 13.7% in 2009.  As part of the product purchase, we provided both product warranty and post-contract customer support to our customers for a period of twelve months, free of charge and then at the discretion of the customers, entered into definite maintenance contracts.

In 2009, we recorded an expense of US$161,228 (HK$1,257,581) for amortization of intangible assets, which represented the amortization of capitalized product development costs incurred in eGuard, a biometric product.

Also in 2009, we reviewed our annual impairment test on all intangible assets and concluded that the decline in expected future benefits from our software products was sufficient to write down our intangible assets to zero, resulting in an impairment loss of US$444,800 (HK$3,469,442).

In 2009, we recorded an expense of US$199,890 (HK$1,559,143) on the loss on disposal of plant and equipment, resulting from terminated the old principal executive office at Kennedy Town, Hong Kong.

Selling, general and administrative expenses decreased from US$1,082,446 (HK$8,443,076) in 2009 to US$143,063 (HK$1,115,891) in 2010, which reflected the decrease in our level of activity.  We focused on looking for another operating company or business acquisition during the year.

We incurred an operating loss of US$143,063 (HK$1,115,891) in 2010, as compared to an operating loss of US$1,784,058 (HK$13,915,657) in 2009, as we incurred decreased operating expenses.

We recorded other expense of US$260,453 (HK$2,031,532) in 2010, primarily as a result of interest expense and the amortization of debt discount arising from the convertible debentures.  In contrast, we had other expense of US$172,441 (HK$1,345,043) in 2009, which were also primarily the result of interest expense and the amortization of debt discount.

Our net loss for 2010 was US$403,516 (HK$3,147,423), as compared to a loss of US$2,041,835 (HK$15,926,319) in 2009.

Going Concern

As a result of the losses incurred over the past several years and the accumulated deficit of US$3,820,468 (HK$29,799,656) and working capital deficit of US$2,430,655 (HK$18,959,094) at December 31, 2010, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2010 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Our continued existence is dependent upon the continuing financial support from our stockholders and/or negotiation of repayment terms with the holders of the convertible debentures.  Management believes that our stockholders will continue to provide the additional cash to meet our obligations as they become due.

Liquidity and Capital Resources

At December 31, 2010, we had a working capital deficit of US$2,430,655 (HK$18,959,094) as compared to working capital deficit of US$634,365 (HK$4,948,051) at December 31, 2009.  The working capital deficit increased by US$1,796,290 (HK$14,011,043) due primarily to moving the convertible debenture liability of US$1,400,000 (HK$10,920,000) from long-term to a current liability and an increase in convertible note of US$387,000 (HK$3,018,600).

During the year ended December 31, 2010, operating activities used cash of US$338,265 (HK$2,638,477), primarily due to the loss of US$403,516 (HK$3,147,423).  In comparison, operating activities in 2009 used cash of US$268,460 (HK$2,093,982), primarily due to the loss of US$2,041,835 (HK$15,926,319).  The more significant adjustments were US$444,800 (HK$3,469,442) for the impairment loss on intangible assets and US$276,401 (HK$2,155,930) for depreciation and amortization.

In 2010, no cash was provided by or used in investing activities.  In 2009, we used US$8,797 (HK$68,619) for investing activities, which were for payments on patent and license right registration fees and for the purchase of plant and equipment.

Financing activities, consisting of advances from a stockholder and proceeds from convertible note, provided cash of US$390,594 (HK$3,046,630).  In 2009, advances from one of our directors provided cash of US$131,868 (HK$1,028,572).

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

The debentures were due April 3, 2010.  After negotiating with the holders, we entered into the MOU described above.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. We do not believe that ASU 2009-13 will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. We do not believe that ASU 2009-13 will have a material impact on our consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. We adopted the update on January 1, 2011 and do not expect that ASC 820 will have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any off-balance sheet arrangements.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position

LAI Huamin	29	Executive Chairman of the Board of Directors and Chief Executive Officer

LAN Mingzheng	48	Chief Financial Officer and Director

Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Vacancies in our board are filled by the board itself.  Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

LAI Huamin was appointed to serve as a director and the Chairman of the Board of Directors in June 2009.  He assumed the responsibilities of Chief Executive Officer in May 2010.  Mr. LAI received a bachelor’s degree in science in 2005 from the Northwest Telecommunications Engineering College.  His experience is in the areas of electronic information, electronic product development, finance and project planning.  We have concluded that Mr. Lai should serve as a director because of his background in electronic product development and finance.

 LAN Mingzheng was appointed to serve as a director and the Chief Financial Officer in June 2009.  After graduation from Northwest Telecommunications Engineering College with a bachelor’s degree in 1984, Mr. Lan has accumulated over 25 years of experience in the areas of production of electronic products, operations management, project planning, investments, program planning, and operation of capital markets in Shenzhen, mainland China.  For the last few years, he had been primarily engaged in investment and property alleviation projects at all levels of government in mainland China.  He had presided over the national comprehensive agricultural development projects in Guangdong province, Heyuan region.  Mr. Lan also received a master’s degree in business management from Shanghai Jiao Tong University in 1992.  We have concluded that Mr. Lan should serve as a director because of his background in electronic product production, operations management and the operation of capital markets.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2010, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth information about the remuneration of our principal executive officers for services rendered during the years ended December 31, 2010 and 2009.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE
(IN UNITED STATES DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
LAI Huamin (1)	2010	-0-	-0-	-0-	-0-
TANG Wai Hung “Billy” (2)	2010 2009	-0- 46,816	-0- -0-	-0- -0-	-0- 46,816

SUMMARY COMPENSATION TABLE
(IN HONG KONG DOLLARS)
Name and principal position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
LAI Huamin (1)	2010	-0-	-0-	-0-	-0-
TANG Wai Hung “Billy” (2)	2010 2009	-0- 545,167	-0- -0-	-0- -0-	-0- 545,167
___________________
(1)	Mr. Lai assumed the position of Chief Executive Officer in May 2010.
(2)	Mr. Tang resigned in May 2010.

We did not grant any stock options during the year ended December 31, 2010.

The following table sets forth information with respect to options that remained unexercised at December 31, 2010 for the executive officers named above.  No options were exercised during the year ended December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
LAI Huamin	-0-	-0-	--	--
TANG Wai Hung “Billy”	-0-	-0-	--	--

We do not have any pension plan or any plan that provides for the deferral of compensation on a basis that is not tax-qualified.  Our Hong Kong subsidiaries, Titanium Technology and Kanglv, participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.  The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service, but the benefits are required by law to be preserved until the retirement age of 65.  The total contributions made for MPF Scheme by our subsidiaries were US$167 (HK$1,300) and US$13,328 (HK$103,955) for the years ended December 31, 2010 and 2009, respectively.

Compensation of Directors

Each of our directors is an officer, employee or consultant of our company.  We do not compensate them separately for service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of March 31, 2011:

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percent of Class (2)
LAI Huamin No. 93 Shang Pai Lu, Dong Yang Bei Jie Shui Dong Zhen, Dian Bai Xian Guangdong Sheng, China	25,835,221 (3)	50.0%
Golden Mass Technologies Ltd. 1006, 10/F., Carnarvon Plaza, 20 Carnarvon Road, Tsimshatsui, Kowloon, Hong Kong	25,835,221 (3)	50.0%
Oakland Capital Limited 1006, 10/F., Carnarvon Plaza, 20 Carnarvon Road, Tsimshatsui, Kowloon, Hong Kong	6,999,475	13.6%
Cancare International Group (HK) Ltd. 1006, 10/F., Carnarvon Plaza, 20 Carnarvon Road, Tsimshatsui, Kowloon, Hong Kong	5,000,304	9.7%
LAN Mingzheng	0	—
All Directors and Executive Officers As a Group (2 persons)	25,835,221	50.0%
__________________
(1)
To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

(2)
This table is based on 51,644,399 shares of common stock outstanding as of March 31, 2011.  If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 31, 2011, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)
Golden Mass Technologies Ltd., a British Virgin Islands company, owns 25,835,221 shares.  Golden Mass Technologies Ltd. is controlled by Crown Prince International Ltd., a British Virgin Islands company owned by LAI Huamin.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plans

At December 31, 2010, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensa-tion plans approved by security holders	-0-	--	5,000,000
Equity compensa-tion plans not approved by security holders	-0-	--	-0-
Total	-0-	--	5,000,000

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

As of December 31, 2010, no stock options were outstanding.

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

As of December 31, 2010 and 2009, we owed WEN Jialong, our former director, US$26,868 (HK$209,569) and US$131,868 (HK$1,028,572), respectively, for temporary advances from him.  Amounts owed to Mr. Wen are unsecured, accrue interest at 9% per annum and repayable within the next twelve months.  For the years ended December 31, 2010 and 2009, US$11,664 (HK$90,979) and US$6,433 (HK$50,178), respectively, of interest expense was incurred.

As of December 31, 2010, we owed US$108,594 (HK$847,033) to Cancare International Group (HK) Limited, a stockholder, for temporary advances made to us.  Amounts owed to Cancare are unsecured and repayable within the next twelve months.  Of this amount, US$20,513 (HK$160,000) accrued interest at 9% per annum, while the remainder was non-interest bearing.  For the year ended December 31, 2010, US$1,745 (HK$13,611) of interest expense was accrued.

We believe that the terms of these transactions were no less favorable than what could have been obtained from non-affiliates.

Director Independence

Our common stock trades in the OTCQB.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the fiscal year ended December 31, 2010, HKCMCPA Company Limited (“HKCMCPA”) (formerly ZYCPA Company Limited) is expected to bill approximately US$77,000 (HK$600,600) for the audit of our annual financial statements and the review of our Form 10-Q filings.

For the fiscal year ended December 31, 2009, HKCMCPA billed US$50,000 (HK$390,000) for the audit of our annual financial statements and the review of our Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2010 and 2009.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, HKCMCPA billed $nil and $nil, respectively, for tax compliance, tax advice, and tax planning services.

All Other Fees

There were no fees billed by HKCMCPA, other than for the services described above, for fiscal years 2010 and 2009.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are either filed herewith or incorporated herein by reference:

Financial Statements

The audited consolidated financial statements of Titanium Group Limited and subsidiaries as of December 31, 2010 and 2009 and for each of the two years in the period ended December 31, 2010, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Index to the Consolidated Financial Statements”.

Financial Statement Schedules

No Financial Statement Schedules are included herein because either the amounts are not sufficient to require submission of the schedules or because the information is included in the Financial Statements or notes thereto.

Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	2005 Stock Plan (2)
10.2	Form of Distributor Agreement (3)
10.3	Form of Reseller Agreement (3)
10.4	Memorandum of Understanding and amendments thereto
21	Subsidiaries of the registrant (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
_________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM GROUP LIMITED

Date: March 31, 2011	By:	/s/ LAI Huamin
Lai Huamin
Executive Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LAI Huamin LAI Huamin	Executive Chairman of the Board of Directors and Chief Executive Officer	March 31, 2011
/s/ LAN Mingzheng LAN Mingzheng	Chief Financial Officer and Director	March 31, 2011

TITANIUM GROUP LIMITED AND SUBSIDIARIES

[HKCMCPA Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Titanium Group Limited

We have audited the accompanying consolidated balance sheets of Titanium Group Limited and its subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ deficit for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of operations and cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses and default in repayment of convertible debenture, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
(Formerly ZYCPA Company Limited)
Certified Public Accountants

Hong Kong, China
March 31, 2011

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	As of December 31,
	2010		2009
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	$60,136	$469,064	$92,368
Restricted cash	182,304	1,421,975	400,000
Accounts receivable, net	-	-	119,327
Deposits and other receivables	22,292	173,884	121,037

TOTAL ASSETS	$264,732	$2,064,923	$732,732

Current liabilities:
Accounts payable and accrued liabilities	$772,925	$6,028,815	$4,613,777
Deferred revenue	-	-	38,434
Amount due to a stockholder	108,594	847,033	-
Amount due to a former director	26,868	209,569	1,028,572
Convertible note	387,000	3,018,600	-
Convertible debenture	1,400,000	10,920,000	-

Total current liabilities	2,695,387	21,024,017	5,680,783

Long-term liabilities:
Convertible debenture	-	-	10,798,178
Warrants liability	-	-	33,985
Total long-term liabilities	-	-	10,832,163

Total liabilities	2,695,387	21,024,017	16,512,946

Deficit:
Titanium Group Limited stockholders’ deficit:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding	$516,444	$4,028,263	$4,028,263
Additional paid-in capital	876,355	6,835,562	6,835,562
Accumulated other comprehensive (loss) income	(2,986)	(23,263)	8,194
Accumulated deficit	(3,820,468)	(29,799,656)	(26,652,233)
Total Titanium Group Limited stockholders’ deficit	(2,430,655)	(18,959,094)	(15,780,214)

Total deficit	(2,430,655)	(18,959,094)	(15,780,214)

TOTAL LIABILITIES AND DEFICIT	$264,732	$2,064,923	$732,732

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Years ended December 31,
	2010	2010	2009
	US$	HK$	HK$
REVENUE, NET
Projects
- Products	$-	$-	$2,240,687
- Services	-	-	351,086
Maintenance service	-	-	412,338
Total revenue	-	-	3,004,111

COST OF REVENUE
Projects
- Cost of products sold	-	-	1,010,885
- Cost of services	-	-	1,179,641
Total cost of revenue	-	-	2,190,526
GROSS PROFIT	-	-	813,585

OPERATING EXPENSES
Amortization of intangible assets	-	-	1,257,581
Impairment loss on intangible assets	-	-	3,469,442
Loss on disposal of plant and equipment	-	-	1,559,143
Selling, general and administrative	143,063	1,115,891	8,443,076

Total operating expenses	143,063	1,115,891	14,729,242

LOSS FROM OPERATIONS	(143,063)	(1,115,891)	(13,915,657)

Other income (expense):
Interest income	323	2,517	43
Interest expense	(249,813)	(1,948,538)	(924,226)
Waiver of accounts payable	4,369	34,076	-
Loss on disposal of subsidiaries	(4,071)	(31,750)	-
Amortization of debt discount	(15,618)	(121,822)	(478,112)
Gain from change in fair value of warrant liability	4,357	33,985	57,252

LOSS BEFORE INCOME TAX	(403,516)	(3,147,423)	(15,260,700)

Income tax expense	-	-	(670,908)

NET LOSS	$(403,516)	$(3,147,423)	$(15,931,608)

Less: net loss attributable to noncontrolling interests	-	-	5,289

Net loss attributable to Titanium Group Limited	$(403,516)	$(3,147,423)	$(15,926,319)

Net loss per share – Basic and diluted	$(0.01)	$(0.06)	$(0.31)
Net loss per share attributable to Titanium Group Limited – Basic and diluted	$(0.01)	$(0.06)	$(0.31)

Weighted average common share outstanding – Basic and diluted	51,644,399	51,644,399	51,549,654
See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2010	2009
	US$	HK$	HK$
Cash flow from operating activities:
Net loss attributable to Titanium Group Limited	$(403,516)	$(3,147,423)	$(15,926,319)
Net loss attributable to noncontrolling interests	-	-	(5,289)
Net loss	(403,516)	(3,147,423)	(15,931,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	2,155,930
Impairment loss on intangible assets	-	-	3,469,442
Impairment loss on inventory	-	-	103,187
Write-off of accounts receivable	-	-	1,202,636
Allowance for doubtful accounts	6,049	47,182	82,822
Amortization of debt discount	15,618	121,822	478,112
Loss from disposal of plant and equipment	-	-	1,559,143
Gain from change in fair value of warrant liability	(4,357)	(33,985)	(57,252)
Deferred tax expense	-	-	683,534
Changes in operating assets and liabilities:
Accounts receivable	9,249	72,145	1,208,939
Inventories	-	-	(65,186)
Deposits and other receivables	(6,774)	(52,847)	166,891
Restricted cash	(131,022)	(1,021,975)	-
Accounts payable and accrued liabilities	181,415	1,415,038	2,881,270
Deferred revenue	(4,927)	(38,434)	(19,216)
Income tax payable	-	-	(12,626)
Net cash used in operating activities	(338,265)	(2,638,477)	(2,093,982)

Cash flows from investing activities:
Payments on patent and license right registration fee	-	-	(41,569)
Purchase of plant and equipment	-	-	(27,050)
Net cash used in investing activities	-	-	(68,619)

Cash flows from financing activities:
Advances from a director	(105,000)	(819,003)	1,028,572
Advances from a stockholder	108,594	847,033	-
Proceeds from convertible note	387,000	3,018,600	-
Net cash provided by financing activities	390,594	3,046,630	1,028,572

Effect of exchange rate change on cash and cash equivalent	(4,035)	(31,457)	35,528

NET CHANGE IN CASH AND CASH EQUIVALENTS	48,294	376,696	(1,098,501)

BEGINNING OF YEAR	11,842	92,368	1,190,869

END OF YEAR	$60,136	$469,064	$92,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Titanium Group Limited stockholders’ deficit
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Noncontrolling interests	Total (deficit) equity
	No. of shares	Amount

Balance as of January 1, 2009	51,644,399	$4,028,263	$6,835,562	$(27,316)	$(10,725,914)	$5,289	$115,884

Net loss for the year	-	-	-	-	(15,926,319)	(5,289)	(15,931,608)
Foreign currency translation adjustments	-	-	-	35,510	-	-	35,510
Balance as of December 31, 2009	51,644,399	$4,028,263	$6,835,562	$8,194	$(26,652,233)	$-	$(15,780,214)

Net loss for the year	-	-	-	-	(3,147,423)	-	(3,147,423)
Foreign currency translation adjustments	-	-	-	(31,457)	-	-	(31,457)
Balance as of December 31, 2010	51,644,399	$4,028,263	$6,835,562	$(23,263)	$(29,799,656)	$-	$(18,959,094)

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

Facial based biometric identification and security projects are made up of two elements, the biometric products and professional services. The biometric products consist of 4 major proprietary software products 1) Ti-Face, the face recognition engine, 2) ProAccess, a facial based biometric authentication system, 3) ProFacer, a facial based biometric integrated surveillance system and 4) eGuards a kiosk-based biometric intelligent visitors management system. These software products are always bundled with other outside purchased identification and security hardware products, including workstations and live-scan devices, to sell to customers.

The professional services include the design, development and integration services of biometric identification and security solutions to customers using the products, as well as technical support services to its customers, including information security consulting, remote monitoring system consulting and security audit consulting services.

During the year ended December 31, 2010, the Company anticipated its business restructuring to dispose of two non-operating subsidiaries, Titanium RFID Limited and Titanium Biometrics Limited and scaled down its operation.

The accompanying financial statements present the financial position and results of operations of the Company and its subsidiaries, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd., Kanglv Cable Technology (Hong Kong) Limited and Kanglv Technology (Hong Kong) Limited (collectively known as the “Group”). The Group’s functional currency is Hong Kong Dollars.

Details of the Company’s subsidiaries as of December 31, 2010 are described below:

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered share capital	Effective interest Held

Titanium Technology Limited (“TTLHK”)	Hong Kong, company with limited liability	Sales and marketing of biometric identification and security products and services	30,000 ordinary shares of HK$1 each HK$30,000 (US$3,846)	100%

Titanium Technology (Shenzhen) Co., Limited (“TTLSZ”)	The People’s Republic of China (the “PRC”), company with limited liability	Development of biometric technology and new products development	Registered capital HK$1,000,000 (US$128,205)	92%

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

Kanglv Cable Technology (Hong Kong) Limited (“KLCTL”)	Hong Kong, company with limited liability	Dormant	10,000 ordinary shares of HK$0.10 each	100%

Kanglv Technology (Hong Kong) Limited (“KLTL”)	Hong Kong, company with limited liability	Dormant	10,000 ordinary shares of HK$0.10 each	100%

2.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Group incurred a net loss of HK$3,147,423 and generated substantive losses over the past several years resulting in an accumulated deficit of HK$29,799,656 and a working capital deficit of HK$18,959,094, also the convertible debenture was in default and became immediately payable. The continuation of the Group as a going concern through December 31, 2011 is dependent upon the continuing financial support from its stockholders or negotiation of repayment term to the convertible debenture. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

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

●	Basis of consolidation

The consolidated financial statements include the accounts of TTNUF and its subsidiaries. All significant inter-company balances and transactions within the Group have been eliminated on consolidation.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

As of December 31, 2010 and 2009, the allowance for doubtful accounts was HK$574,531 and HK$527,349, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
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

(4)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

During the year ended December 31, 2010, the Company scaled down its existing business and generated no revenue from the operation.

●	Product warranty and post service support

The Company generally offers product warranty and post-contract customer support (“PCS”) to its customers for a period of 12 months, free of charge. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

●	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred HK$0 and HK$300 of advertising costs for the years ended December 31, 2010 and 2009, respectively.

●	Comprehensive income or loss

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

	Years ended December 31,
	2010	2010	2009
	US$	HK$	HK$

NET LOSS	(403,516)	(3,147,423)	(15,931,608)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(4,035)	(31,457)	35,510

COMPREHENSIVE LOSS	(407,551)	(3,178,880)	(15,896,098)

●	Income taxes

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

For the years ended December 31, 2010 and 2009, the Group did not have any interest and penalties associated with tax positions. As of December 31, 2010 and 2009, the Group did not have any significant unrecognized uncertain tax positions.

The Group conducts major businesses in Hong Kong and the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Group files tax returns that are subject to examination by the foreign tax authorities.

●	Net loss per share

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

●	Foreign currencies translation

The consolidated financial statements are expressed, in Hong Kong Dollars ("HK$"). The translations of HK$ amounts into United States Dollars ("US$") are for the convenience of readers in the United States of America only and have been made at the rate of HK$7.8 to US$1, the approximate free rate of exchange at December 31, 2010 and 2009. Such translations should not be construed as representations that the HK$ amounts could be converted into US$ at that rate or any other rate.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

The Company conducts major businesses in Hong Kong and the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operations as the related employee service is provided.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one principal business segment in Hong Kong.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Group has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value of financial instruments

The carrying value of the Company’s financial instruments include cash and cash equivalents, restricted cash, deposits and other receivables, accounts payable and accrued liabilities, convertible debenture, amount due to a director and stockholder. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

•
Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

4.	RESTRICTED CASH

As of December 31, 2010, the Company has HK$1,421,975 of restricted cash, which is held in escrow by the Company’s attorney, is restricted as to withdrawal or use, under the agreement with the holders of convertible debentures.

As of December 31, 2009, the Company maintains pledged fixed deposits of HK$400,000 as a guarantee with interest rate at 1.5% per annum to serve as the security to the government projects held and operated in Hong Kong. The pledge of fixed deposits was released during the year ended December 31, 2010.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

5.	ACCOUNTS RECEIVABLE, NET
	As of December 31,
	2010	2009
	HK$	HK$

Accounts receivable, trade	574,531	646,676
Less: allowance for doubtful accounts	(574,531)	(527,349)
Accounts receivable, net	-	119,327

For the years ended December 31, 2010 and 2009, the Company provided HK$47,182 and HK$82,822 allowance for doubtful accounts, respectively.

For the year ended December 31, 2009, the Company wrote off HK$1,202,636 accounts receivable, which were considered as uncollectible.

6.	DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:
	As of December 31,
	2010	2009
	HK$	HK$

Amount due from noncontrolling interests	67,276	109,826
Prepaid operating expenses	80,000	-
Other receivables	26,608	11,211
Deposits and other receivables	173,884	121,037

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:
	As of December 31,
	2010	2009
	HK$	HK$

Accounts payable	491,917	893,138
Accrued salaries and benefits	258,827	1,409,667
Accrued operating expense	1,218,690	1,390,124
Accrued convertible debenture interest expense	1,092,448	874,048
Accrued late penalty to convertible debenture	1,625,548	-
Other payables	1,341,385	46,800
	6,028,815	4,613,777

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

8.	AMOUNT DUE TO A STOCKHOLDER

As of December 31, 2010, the amount represented temporary advances made to the Group by a stockholder, Cancare International Group (HK) Limited, totaling HK$847,033, which was unsecured, non-interest bearing and repayable within the next twelve months, in which HK$160,000 carried interest at 9% per annum. For the year ended December 31, 2010, HK$13,611 of interest expense was accrued.

9.	AMOUNT DUE TO A FORMER DIRECTOR

As of December 31, 2010, the amount represented temporary advances made to the Group by a former director, Mr. Jialong Wen, totaling HK$209,569, which was unsecured, carried interest at 9% per annum and repayable within the next twelve months. For the year ended December 31, 2010, HK$90,979 of interest expense was incurred.

10.	CONVERTIBLE NOTE

On November 5, 2010, the Group entered into an agreement with Zili Industrial Co., Limited in the principal amount of US$387,000 for its working capital held by escrow, which was unsecured, non-interest bearing and convertible into common stock of the Company at a fixed conversion price of US$0.01 per share, upon the completeness of a reverse merger.

11.	CONVERTIBLE DEBENTURE

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

•
The holders of the Debenture and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Debenture or the exercise of the Warrants.

•
All overdue accrued and unpaid interest to be paid hereunder shall entail a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which shall accrue daily from the date such interest is due hereunder through and including the date of payment in full.

•
In Event of Default that results in the eventual acceleration of this Debenture, the interest rate on this Debenture shall accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

In connection with the Debenture, on the same date, the Company issued warrants to investors that are exercisable for up to 4,833,333 shares of common stock of the Company with an exercise price of US$0.50 per share. The warrants are exercisable for a five-year period commencing on April 3, 2007. The Company also paid a placement fee of HK$1,131,000 (US$145,000) and issued warrants to the placement agents entitling the holders to purchase an aggregate of 483,333 shares of common stock of the Company at an exercise price of US$0.315 per share in a warrant life of seven years. The Company received HK$9,555,000 (US$1,225,000), net of expenses in relation to issuance of the Debenture of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.

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

The Debenture was accounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Topic 470-20 “Debt with Conversions and Other Options”. The debt discount is being amortized over the life of the Debenture. For the years ended December 31, 2010 and 2009, the Company recognized HK$121,822 (US$15,618) and HK$478,112 (US$61,296) as amortization of debt discount, also the Company recorded HK$33,985 (US$4,357) and HK$57,252 (US$7,340) as gain from change in warrant liability in the statements of operations, respectively. Interest expense of HK$1,843,948 (US$236,404) and HK$874,048 (US$112,057), including penalty interest was recognized for the years ended December 31, 2010 and 2009.

As of December 31, 2010, the Debenture became due and the Company has been in negotiations with the Investors, but has not yet reached an agreement as to repayment of the Debenture.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

12.	INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (BVI) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
	HK$	HK$
Tax jurisdictions from:
– BVI (local)	1,933,325	1,851,724
– Hong Kong	1,163,145	12,325,514
– The PRC	50,953	1,083,462
Loss before income taxes	3,147,423	15,260,700

Provision for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
	HK$	HK$
Current:
– Local	-	-
– Foreign	-	(12,626)

Deferred:
– Local	-	-
– Foreign	-	683,534

Income tax expense	-	670,908

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

Hong Kong

The Group’s subsidiaries operating in Hong Kong are subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. For the years ended December 31, 2010 and 2009, the Group suffered from operating losses and, accordingly, no provision for income taxes was recorded. No benefit for income taxes has been recognized due to the uncertainty of the realization of any tax assets. As of December 31, 2010, Hong Kong operation had approximately HK$14,131,756 of net operating loss carryforwards for Hong Kong tax purpose at no expiration.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

The PRC

The Group’s subsidiary operating in the PRC is subject to the unified income rate of 25% on the taxable income. As of December 31, 2010, TTLSZ incurred HK$3,160,156 of net operating losses carryforward available for income tax purposes that may be used to offset future taxable income and will begin to expire in 5 years from the year of incurrence, if unutilized.

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	HK$	HK$
Deferred tax assets:
Net operating loss carryforward from:
– Hong Kong	2,331,740	2,331,740
– The PRC	790,039	861,939
Total deferred tax assets	3,121,779	3,193,679
Less: valuation allowance	(3,121,779)	(3,193,679)
Net deferred tax assets	-	-

As of December 31, 2010, the Company incurred $17,291,912 the aggregate net operating loss carryforwards available to offset its taxable income for income tax purposes. The Company has provided for a full valuation allowance against the deferred tax assets of $3,121,779 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future. For the year ended December 31, 2010, the valuation allowance decreased by $71,900, primarily relating to the expiry of net operating loss carryforwards.

13.	NET LOSS PER SHARE

Basic net income per share is computed using the weighted-average number of the common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
	HK$	HK$

Net loss in computing basic net loss per share	(3,147,423)	(15,926,319)

Weighted average common shares outstanding	51,644,399	51,549,654

Net loss per share – Basic and diluted	(0.06)	(0.31)

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

For the years ended December 31, 2010 and 2009 in which the Group generated the net operating loss, the effect of stock options granted to employees and non-employees would have been anti-dilutive and excluded from the computation of diluted losses per share.

14.	PENSION PLANS

Hong Kong

The Group’s subsidiaries operating in Hong Kong participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.

The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong. Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service, but the benefits are required by law to be preserved until the retirement age of 65. The total contributions made for MPF Scheme were HK$1,300 and HK$66,718 for the years ended December 31, 2010 and 2009, respectively.

PRC

Under the PRC Law, full-time employees of the Group’s subsidiary in the PRC are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were HK$0 and HK$37,273 for the years ended December 31, 2010 and 2009, respectively.

15.	COMMITMENTS AND CONTINGENCIES

(a)         Lease commitments

The Company currently does not have any formal rent agreements. The Company recorded and paid rent expense at the current market fair value on a monthly basis under the lease agreement signed by a related party, which was controlled by the director and major shareholder of the Company.

Costs incurred under this operating lease are recorded as rent expense and totaled approximately HK$105,018 and HK$246,616 for the years ended December 31, 2010 and 2009, respectively.

(b)         Legal contingencies

Hongkong Communications Company Ltd v. Titanium Technology Ltd (Action No. HCCW292/2010). Hongkong Communications Company Ltd (“HCCL”) commenced a winding up application against the Group’s subsidiary, TTL in Hong Kong. TTL’s creditor, ELM Computer Technologies Limited (“ELM”) made a claim for a sum of HK$2,280,666 (US$292,393). TTL has contested the application and attempted to make out-of-court settlement but it was failed. The winding up

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)

application is due to be heard on April 8, 2011. Based on the legal opinion, management believes, it is difficult to assess the likelihood of the outcome of such application since ELM has not yet filed all evidence for the allegation.

ELM Computer Technologies Ltd v. Titanium Technology Ltd (Action No. HCA1746/2010). ELM made a contractual claim of an alleged sum of HK$3,182,266 (US$407,983), arising out of the same subject matter as the action in HCCW292/2010, against TTL in Hong Kong. TTL is applying for a stay of all further proceedings in this action and the application is due to be heard on May 11, 2011. TTL has contested the application and attempted to make out-of-court settlement but it was failed. The winding up application is due to be heard on April 8, 2011. Based on the legal opinion, management believes, it is difficult to assess the likelihood of the outcome of such application since the application is still in the stage of filing evidence.

16.	SUBSEQUENT EVENTS

On January 20, 2011, approval was granted by the PRC local government and Shenzhen Kanglv Technology Ltd. (“Shenzhen Kanglv”) became wholly-owned by KLTL, thus causing Shenzhen Kanglv to become a subsidiary of TTNUF.

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.