Form 10-Q
period 2011-03-31
Titanium Group LTD
filed 2011-05-13
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
(Address of principal executive offices)(Zip Code)

(852) 3679 3110
(Registrant’s telephone number, including area code)

Room 801, Austin Tower, 22-26 Austin Avenue, T.S.T, Kowloon, Hong Kong
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
[X]Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  51,644,399 shares of Common Stock, $0.01 par value, as of May 13, 2011

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2011 and 2010 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 10

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	March 31, 2011		December 31, 2010
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	77,550	604,891	469,064
Restricted cash	155,142	1,210,110	1,421,975
Deposits and other receivables	22,303	173,966	173,884

TOTAL ASSETS	254,995	1,988,967	2,064,923

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	745,076	5,811,594	4,863,317
Amount due to a director	147,716	1,152,182	1,165,498
Amount due to a stockholder	-	-	847,033
Amount due to a former director	-	-	209,569
Notes payable	267,479	2,086,338	-
Convertible note	387,000	3,018,600	3,018,600
Convertible debenture	1,400,000	10,920,000	10,920,000

Total liabilities	2,947,271	22,988,714	21,024,017

Commitments and contingencies

Stockholders’ deficit:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 51,644,399 shares issued and outstanding, respectively	516,444	4,028,263	4,028,263
Additional paid-in capital	876,355	6,835,562	6,835,562
Accumulated other comprehensive loss	(4,098)	(31,949)	(23,263)
Accumulated deficit	(4,080,977)	(31,831,623)	(29,799,656)

Total deficit	(2,692,276)	(20,999,747)	(18,959,094)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	254,995	1,988,967	2,064,923

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited)

	Three months ended March 31,
	2011	2011	2010
	US$	HK$	HK$

REVENUE, NET	-	-	4,804

COST OF REVENUE	-	-	-

GROSS PROFIT	-	-	4,804

Operating expense:
Selling, general and administrative	183,999	1,435,192	80,192

Total operating expenses	183,999	1,435,192	80,192

LOSS FROM OPERATIONS	(183,999)	(1,435,192)	(75,388)

Other income (expense):
Interest income	2	18	-
Interest expense	(76,512)	(596,793)	(243,662)
Discount of convertible debenture	-	-	(121,822)
Gain from change in fair value of warrant liability	-	-	33,946
Total other expense	(76,510)	(596,775)	(331,538)

LOSS BEFORE INCOME TAX	(260,509)	(2,031,967)	(406,926)

Income tax expense	-	-	-

NET LOSS	(260,509)	(2,031,967)	(406,926)

Other comprehensive (loss) income:
- Foreign currency translation (loss) gain	(1,112)	(8,686)	327

COMPREHENSIVE LOSS	(261,621)	(2,040,653)	(406,599)

Net loss per share – Basic and diluted	(0.00)	(0.04)	(0.01)

Weighted average common shares outstanding – Basic and diluted	51,644,399	51,644,399	51,644,399

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

	Three months ended March 31,
	2011	2011	2010
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	(260,509)	(2,031,967)	(406,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization cost on discount of convertible debenture	-	-	121,822
Gain from change in fair value of warrant liability	-	-	(33,946)
Receivable written-off due from a former director	108,848	849,011	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	72,145
Deposits and other receivables	(10)	(82)	-
Restricted cash	27,162	211,865	-
Accounts payable and accrued liabilities	121,574	948,277	65,972
Deferred revenue	-	-	(4,804)
Net cash used in operating activities	(2,935)	(22,896)	(185,737)

Cash flows from financing activities:
Advances from a third party	12,709	99,127	-
Advances from a former director	-	-	22,500
Advances from a stockholder	-	-	162,762
Net cash provided by financing activities	12,709	99,127	185,262

Effect of exchange rate changes on cash and cash equivalent	7,640	59,596	337

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,414	135,827	(138)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	60,136	469,064	92,368

CASH AND CASH EQUIVALENTS, END OF PERIOD	77,550	604,891	92,230

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

NON-CASH FINANCING TRANSACTIONS:
Restructuring of debts	$254,771	$1,987,211	$-

See accompanying notes to condensed consolidated financial statement.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the three months ended March 31, 2011, the Group incurred a net loss of HK$2,031,967 and generated substantive losses over the past several years resulting in an accumulated deficit of HK$31,831,623 with a working capital deficit of HK$20,999,747 at March 31, 2011. Also, outstanding convertible debentures were in default and are immediately payable.  The continuation of the Group as a going concern through March 31, 2012 is dependent upon the continued financial support from its stockholders or negotiation of repayment terms with the holders of the convertible debentures.  Management believes that its existing stockholders will provide the additional cash to meet the Group’s obligations as they become due.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred.  An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies – Loss Contingencies.”  Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement”), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

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

During the three months ended March 31, 2011, the Group did not grant any stock options to employees, directors and consultants.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

For the three months ended March 31, 2011, the Group incurred net operating losses of approximately HK$2,031,967 for income tax purposes and no provision for income taxes is required.

As of March 31, 2011, the operations in Hong Kong and the PRC incurred HK$17,291,912 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Group has provided for a valuation allowance of HK$3,121,779 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 7 – AMOUNT DUE TO A DIRECTOR

As of March 31, 2011, the amount represented temporary advances made to the Group by a director, Mr. Lai Huamin, which was unsecured, interest-free and repayable within the next twelve months.

NOTE 8 – NOTES PAYABLE

For the three months ended March 31, 2011, the Group restructured its debts due to a stockholder, Cancare International Group (HK) Limited and a former director, Mr. Jialong Wen, and transferred to a third party, Dashing Career Holdings Limited (“DCHL”) for an aggregate amount of HK$1,987,211, which was unsecured and repayable within the next twelve months, which carried interest at 9% per annum.

Also, the Group obtained a loan of HK$99,127 from DCHL, which was unsecured, interest-free and repayable within the next twelve months.

NOTE 9 – CONVERTIBLE DEBENTURES

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

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

•	Redeemable at the option of the Company at 120% of face value, as long as there is an effective registration statement covering the shares underlying the debentures;
•	Anti-dilution protections to allow adjustments to the conversion price of the debentures in the event the Company sells or issues shares at a price less than the conversion price of the debentures;
•
All overdue accrued and unpaid interest to accrue a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law which shall accrue daily from the date such interest is due through and including the date of payment in full; and

•	A default interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law.

The holders of the Debentures and Warrants have registration rights that require the Company to file a registration statement with the Securities and Exchange Commission to register the resale of the common stock issuable upon conversion of the Debentures or the exercise of the Warrants.

In connection with the sale of the Debentures, on the same date, the Company issued warrants to the Investors that are exercisable for up to 4,833,333 shares of common stock of the Company with an exercise price of US$0.50 per share. The warrants are exercisable for a five-year period commencing on April 3, 2007. The Company also paid a placement fee of HK$1,131,000 (US$145,000) and issued warrants to the placement agents entitling the holders to purchase an aggregate of 483,333 shares of common stock of the Company at an exercise price of US$0.315 per share in a warrant life of seven years. The Company received HK$9,555,000 (US$1,225,000), net of expenses in relation to issuance of the Debentures of HK$1,755,000 (US$225,000) after all the closing conditions were satisfied.

Proceeds of the financing were used for working capital and for the further development of the Company’s proprietary technology.

On November 23, 2007, the Company entered into an Amendment and Waiver Agreement (the “Waiver Agreement”) with the Investors.  The Waiver Agreement granted a one-time waiver of all then existing events of default, reduced the conversion price from US$0.30 to US$0.20, granted a one-time waiver of any anti-dilution adjustment to the warrant which would have been triggered by a reduction to the conversion price, and provided for the issuance of 855,339 shares of common stock as payment of interest due July 1, 2007, October 1, 2007, January 1, 2008 and any late fees thereon.

The Debentures were discounted for the fair value of warrants and the intrinsic value of the beneficial conversion feature, pursuant to ASC Topic 470-20, “Debt with Conversions and Other Options”. As of March 31, 2011, the debt discount has been fully amortized over the life of the Debentures.  Interest expense of HK$552,692 (US$70,858) and HK$218,400 (US$28,000), including penalty interest was recognized for the three months ended March 31, 2011 and 2010.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

As of March 31, 2011, the Debentures were due and the Company has been in negotiations with the Investors, but has not yet reached an agreement as to repayment of the Debentures.  Also, the Company has HK$1,210,110 of cash, which is held in escrow by the Company’s attorney, which is restricted as to withdrawal or use, under an agreement with several parties, including the Investors.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued the condensed consolidated financial statements.  During the period, the Company did not have any material recognizable subsequent events.

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

In September 2010, we formed Kanglv Technology (Hong Kong) Limited (“Kanglv”) as our wholly-owned subsidiary to hold the capital stock of Shenzhen Kanglv.  Shenzhen Kanglv was a domestic limited liability company registered in Shenzhen City, PRC.  Shenzhen Kanglv would have to be acquired by changing Shenzhen Kanglv from a domestic entity into a Wholly-Owned Foreign Enterprise (“WOFE”) by the Shenzhen local government.  In January 2011, approval was granted by the PRC local government and Shenzhen Kanglv became a WOFE wholly-owned by Kanglv.  Accordingly, to date, Zili Industrial Ltd. has deposited the purchase price of US$387,000 into escrow and Huabao Asia Ltd. has transferred ownership of Shenzhen Kanglv to us.  A current report on Form 8-K will be filed, should closing occur, that will include the audited financial statements of Shenzhen Kanglv.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.  We did not have any revenues in 2011.  We generated a small amount of maintenance revenues in 2010 of US$616 (HK$4,804).

Selling, general and administrative expenses increased from US$10,281 (HK$80,192) in 2010 to US$183,999 (HK$1,435,192) in 2011, due to the hiring of personnel and consultants for the Titanium Technology business operations.  We hope to revitalize the operations of this subsidiary in the near term.

We incurred an operating loss of US$183,999 (HK$1,435,192) in 2011, as compared to an operating loss of US$9,665 (HK$75,388) in 2010, as we incurred increased operating expenses.

We recorded other expense of US$76,510 (HK$596,775) in 2011, primarily as a result of interest expense.  In contrast, we had other expense of US$42,505 (HK$331,538) in 2010, which were primarily the result of interest expense and the amortization of debt discount on the convertible debentures.

Our net loss for the three months ended March 31, 2011 was US$260,509 (HK$2,031,967), as compared to a loss of US$52,128 (HK$406,599) in 2010.

Going Concern

As a result of the losses incurred over the past several years and the accumulated deficit of US$3,820,468 (HK$29,799,656) and working capital deficit of US$2,430,655 (HK$18,959,094) at December 31, 2010, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2010 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We incurred a net loss of US$260,509 (HK$2,031,967) for the three months ended March 31, 2011 and had an accumulated deficit of US$4,080,977 (HK$31,831,623) at March 31, 2011.  Our continued existence is dependent upon the continuing financial support from our stockholders and/or negotiation of repayment terms with the holders of the convertible debentures.  Management believes that our stockholders will continue to provide the additional cash to meet our obligations as they become due.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of US$2,692,275 (HK$20,999,747), as compared to a deficit of US$2,430,655 (HK$18,959,094) at December 31, 2010, due to the loss for the three-month period.

During the three months ended March 31, 2011, our operating activities used cash of US$2,935 (HK$22,896), as compared to cash used of US$23,812 (HK$185,737) in 2010.  The only significant adjustment to reconcile net loss to net cash for the 2011 period was US$108,848 (HK$849,011) for a receivable due from a former director that was written off.  For the 2010 period, the most significant adjustment was for amortization cost on discount of convertible debentures of US$15,618 (HK$121,822).

In 2011, US$12,709 (HK$99,127) was provided by advances from a third party.  There was US$23,752 (HK$185,262) provided by advances from a director and a stockholder in 2010.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

In July 2010, Hong Kong Communications Company Limited initiated proceedings in High Court of the Hong Kong SAR to wind up Titanium Technology.  ELM Computer Technologies Limited, a creditor of Titanium Technology, has made a claim for a sum of US$292,393 (HK$2,280,666) and has applied to substitute as the petitioner in this action.  Its application was to be heard on April 8, 2011, but has been extended to September 9, 2011.

In August 2010, ELM Computer Technologies Limited initiated proceedings in High Court of the Hong Kong SAR against Titanium Technology for wrongful repudiation of a subcontractor agreement and default in a maintenance service agreement, claiming damages of US$407,983 (HK$3,182,266).  Titanium Technology has applied for a stay of all further proceedings in this action.  The application was due to be heard on May 11, 2011, but has been extended to September 9, 2011.

Item 1A.      Risk Factors

Not required for smaller reporting companies.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         (Removed and Reserved)

None

Item 5.         Other Information

None.

Item 6.         Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	2005 Stock Plan (2)
10.2	Form of Distributor Agreement (3)
10.3	Form of Reseller Agreement (3)
10.4	Memorandum of Understanding and amendments thereto (4)

Regulation S-K Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
____________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.
(4)	Incorporated by reference to the exhibits to the annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-52415), filed March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

May 13, 2011	By:	/s/ LAN Mingzheng
LAN Mingzheng
Chief Financial Officer