Form 10-Q
period 2011-06-30
Titanium Group LTD
filed 2011-08-22
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________________

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
[  ]Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of Common Stock, $0.01 par value, as of August 20, 2011

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED AND RESTATED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010	5

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months ended June 30, 2011	6

Notes to Condensed Consolidated Financial Statements	7 - 15

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited and Restated)

	June 30, 2011		December 31, 2010
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	$206,395	$1,609,881	$716,305
Restricted cash	155,142	1,210,108	1,421,975
Accounts receivable	515,649	4,022,062	2,230,262
Amount due from a related party	77,351	603,338	825,794
Inventories	893,742	6,971,188	3,760,708
Deposits and other receivables	37,520	292,654	179,341

Total current assets	1,885,799	14,709,231	9,134,385

Non-current assets:
Plant and equipment, net	194,022	1,513,372	1,340,360

TOTAL ASSETS	$2,079,821	$16,222,603	$10,474,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$1,207,848	$9,421,214	$4,139,881
Amounts due to related parties	377,620	2,945,436	2,505,383
Income tax payable	15,653	122,093	56,667
Notes payable	285,684	2,228,335	-
Convertible note	-	-	3,018,600
Convertible debenture	-	-	10,920,000
Accrued liabilities and other payables	432,901	3,376,628	7,187,847

Total liabilities	2,319,706	18,093,706	27,828,378

Commitments and contingencies

Stockholders’ deficit:
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 100,000,000 and 52,635,560 shares issued and outstanding, as of June 30, 2011 and December 31, 2010	$1,000,000	$7,800,000	$4,105,574
Additional paid-in capital	1,695,086	13,221,671	(663,221)
Accumulated other comprehensive income	5,138	40,076	54,935
Accumulated deficit	(2,940,109)	(22,932,850)	(20,850,921)

Total deficit	(239,885)	(1,871,103)	(17,353,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,079,821	$16,222,603	$10,474,745

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited and Restated)

	Three months ended June 30,			Six months ended June 30,
	2011	2011	2010	2011	2011	2010
	US$	HK$	HK$	US$	HK$	HK$

REVENUE, NET	$1,529,144	$11,927,323	$4,804	$2,175,624	$16,969,867	$9,608

COST OF REVENUE	(1,501,086)	(11,708,471)	-	(2,139,229)	(16,685,986)	-

GROSS PROFIT	28,058	218,852	4,804	36,395	283,881	9,608

Operating expense:
Selling, general and administrative	96,934	756,085	2,015,179	283,888	2,214,326	2,095,371

Total operating expenses	96,934	756,085	2,015,179	283,888	2,214,326	2,095,371

LOSS FROM OPERATIONS	(68,876)	(537,233)	(2,010,375)	(247,493)	(1,930,445)	(2,085,763)

Other income (expense):
Interest income	19	148	-	67	523	-
Sundry income	-	-	1,700	-	-	1,700
Interest expense	(5,718)	(44,600)	(26,050)	(11,372)	(88,702)	(833,845)
Discount of convertible debenture	-	-	-	-	-	(121,822)
Gain from change in fair value of warrant liability	-	-	39	-	-	33,985
Total other expense	(5,699)	(44,452)	(24,311)	(11,305)	(88,179)	(919,982)

LOSS BEFORE INCOME TAX	(74,575)	(581,685)	(2,034,686)	(258,798)	(2,018,624)	(3,005,745)

Income tax expense	(8,116)	(63,305)	-	(8,116)	(63,305)	-

NET LOSS	$(82,691)	$(644,990)	$(2,034,686)	$(266,914)	$(2,081,929)	$(3,005,745)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	3,550	27,690	(24,720)	1,081	8,432	(24,393)

COMPREHENSIVE LOSS	$(79,141)	$(617,300)	$(2,059,406)	$(265,833)	$(2,073,497)	$(3,030,138)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.00)	$(0.03)	$(0.06)

Weighted average common shares outstanding – basic and diluted	68,949,978	68,949,978	52,635,560	60,792,769	60,792,769	52,635,560

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited and Restated)

	Six months ended June 30,
	2011	2011	2010
	US$	HK$	HK$
Cash flow from operating activities:
Net loss	$(266,914)	$(2,081,929)	$(3,005,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	14,601	113,888	-
Amortization cost on discount of convertible debenture	-	-	121,822
Gain from change in fair value of warrant liability	-	-	(33,985)
Changes in operating assets and liabilities:
Restricted cash	27,164	211,879	-
Accounts receivable	409,387	3,193,218	72,145
Inventories	(395,426)	(3,084,323)	-
Deposits and other receivables	(14,323)	(111,719)	42,420
Accounts payable	26,710	208,338	354,940
Income tax payable	8,116	63,305	-
Accrued liabilities and other payable	(30,554)	(238,321)	(9,607)
Net cash used in operating activities	(221,239)	(1,725,664)	(2,458,010)

Cash flows from investing activities
Purchase of plant and equipment	(32,619)	(254,428)	-

Net cash used in investing activities	(32,619)	(254,428)	-

Cash flows from financing activities:
Advances from a third party	30,914	241,129	-
Advances from related parties	330,232	2,575,810	2,470,471
Net cash provided by financing activities	361,146	2,816,939	2,470,471

Effect of exchange rate changes on cash and cash equivalent	7,273	56,729	(24,393)

NET CHANGE IN CASH AND CASH EQUIVALENTS	114,561	893,576	(11,932)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,834	716,305	92,368

CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,395	$1,609,881	$80,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	-
See accompanying notes to condensed consolidated financial statement.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Currency expressed in Hong Kong Dollars (“HK$”), except for number of shares)
(Unaudited and Restated)

	Common stock
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ deficit

Balance as of January 1, 2011 (restated)	52,635,560	$4,105,574	$(663,221)	$54,935	$(20,850,921)	$(17,353,633)

Shares effectively issued to former TTNUF shareholders as part of the May 31, 2011 recapitalization	5,164,440	402,826	(379,535)	(23,291)	-	-

Full release of convertible debenture and all accrued and unpaid interest in exchange for common stock	3,500,000	273,000	14,264,427	-	-	14,537,427

Conversion of notes payable into common stock	38,700,000	3,018,600	-	-	-	3,018,600

Net loss for the period	-	-	-	-	(2,081,929)	(2,081,929)

Foreign currency translation adjustment	-	-	-	8,432	-	8,432
Balance as of June 30, 2011	100,000,000	$7,800,000	$13,221,671	$40,076	$(22,932,850)	$(1,871,103)
Balance as of June 30, 2011, in United States Dollars (“US$”)		$1,000,000	$1,695,086	$5,138	$(2,940,109)	$(239,885)

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 1 – ORGANIZATION AND BACKGROUND

Titanium Group Limited (the “Company” or “TTNUF”) was incorporated as an International Business Company with limited liability in the British Virgin Islands (“BVI”) under the International Business Companies Act (“IBC Act”) of the British Virgin Islands on May 17, 2004 and subsequently registered under the BVI Business Companies Act (“BVIBC Act”) on January 1, 2007 when the IBC Act was repealed and replaced with the BVIBC Act. The Company, through its subsidiaries, mainly engages in the manufacture and sales of electric wire products in the PRC, with its principal place of business in Shenzhen City, the PRC.

On May 31, 2011, the Company closed on the transactions described in a Memorandum of Understanding dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011 (the “MOU”). Under the terms of the MOU:

1.         The Company agreed to effect a 1-for-10 consolidation of its issued and outstanding shares of common stock.

2.         The holders of the Company’s outstanding convertible debentures in the aggregate principal amount of US$1,400,000 (HK$10,920,000) agreed to accept a total of 3,500,000 post-consolidation common shares as full and complete payment of the debentures and all accrued and unpaid interest thereon.

3.         Zili Industrial Co., Limited, an entity owned and/or controlled by Mr. XU Zhigang, agreed to purchase 38,700,000 post-consolidation common shares and deposit the purchase price of US$387,000 into escrow.

4.         Huabao Asia Limited, an entity owned and controlled by Mr. CHEN Tianju, agreed that it would transfer ownership of Shenzhen Kanglv Technology Company Limited (“Shenzhen Kanglv”) to the Company, in exchange for 52,635,560 post-consolidation common shares.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Shenzhen Kanglv is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying condensed consolidated financial statements are in substance those of Shenzhen Kanglv, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of stock exchange transaction. The Company is deemed to be a continuation of the business of Shenzhen Kanglv.

Accordingly, the accompanying condensed consolidated financial statements include the following:

(1)           the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost; and

(2)           the financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

The accompanying condensed consolidated financial statements present the financial position and results of operations of the Company and its subsidiary companies, Titanium Technology Limited, Titanium Technology (Shenzhen) Co., Ltd., Kanglv Cable Technology (Hong Kong) Limited, Kanglv Technology (Hong Kong) Limited and Shenzhen KangLv Technology Company Limited (collectively known as the “Group”). The Group’s functional currency is Hong Kong Dollars (“HK$”), except otherwise indicated.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements of Shenzhen KangLv for the year ended December 31, 2010.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Group will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the six months ended June 30, 2011, the Group incurred a net loss of HK$2,081,929 resulting in an accumulated deficit of HK$22,932,850 and a working capital deficit of HK$3,384,475 at that date. The continuation of the Group as a going concern through June 30, 2012 is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

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
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

The Group has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

NOTE 5 – INCOME TAXES

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

For the six months ended June 30, 2011 and 2010, the local (BVI) and foreign components of (loss) income before income taxes were comprised of the following:

	Six months ended June 30,
	2011	2010
Tax jurisdictions from:
– BVI (local)	$(56,995)	$(921,682)
– Hong Kong	(2,235,510)	(2,084,063)
– The PRC	210,881	-

(Loss) income before income taxes	$(2,081,624)	$(3,005,745)

The Company’s subsidiary, Shenzhen Kanglv is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a unified income tax rate of 25%. A reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010 is as follows:

	Six months ended June 30,
	2011	2010

Income before income taxes	$210,881	$-
Statutory income tax rate	25%	25%
Income tax expense at statutory rate	52,720	-
Non-deductible items	10,585	-

Income tax expense at statutory rate	$63,305	$-

As of June 30, 2011, the operations in Hong Kong and the PRC incurred HK$17,291,912 of the aggregate net operating losses carryforward that may be used to offset future taxable income. The Group has provided for a valuation allowance of HK$3,121,779 against the significant portion of deferred tax assets as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE 6 – INVENTORIES

Inventories consist of the following:
	June 30, 2011	December 31, 2010

Raw materials	$922,436	$2,716,132
Work-in-process	445,840	293,873
Finished goods	5,602,912	750,703

Inventories, net	$6,971,188	$3,760,708

For the three and six months ended June 30, 2011 and 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 7 – AMOUNTS DUE TO RELATED PARTIES

	June 30, 2011	December 31, 2010

Amount due to a director, Mr. Lai Huamin	$1,192,303	$1,165,498
Amount due to a former director, Mr. Wen Jialong	364,530	492,852
Amount due to a stockholder, Cancare International Group (HK) Ltd	1,388,603	847,033

	$2,945,436	$2,505,383

As of June 30, 2011, the amounts due to related parties represented temporary advances made to the Group, which were unsecured, interest-free and repayable within the next twelve months.

NOTE 9 – NOTES PAYABLE

For the six months ended June 30, 2011, the Group restructured its debts due to a stockholder, Cancare International Group (HK) Limited and a former director, Mr. Wen Jialong, and transferred to a third party, Dashing Career Holdings Limited (“DCHL”) for an aggregate amount of HK$1,987,211, which was unsecured and repayable within the next twelve months, which carried interest at 9% per annum.

Also, the Group obtained a loan of HK$241,124 from DCHL, which was unsecured, interest-free and repayable within the next twelve months.

As of June 30, 2011, the Group had the note outstanding balance of HK$2,228,335.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

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

On May 31, 2011, the Company reached a final settlement with the Investors to repay the convertible debentures, together with all accrued and paid interest with an issuance of a total of 3,500,000 (post reverse split) shares of its common stock to satisfy with the following terms:

(a)	as full and complete payment of the outstanding balances of convertible debenture and related interest
(b)	consideration for a release of any and all claims against the Company, and
(c)	relinquishment of outstanding warrants and any other rights to acquire securities of the Company.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

On May 31, 2011, the Company closed on the below transactions under a Memorandum of Understanding dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011 (the “ MOU ”).

1.         the Company agreed to effect a 1-for-10 consolidation of its issued and outstanding shares of common stock, with the par value and authorized shares unchanged. All common stock and per share data for all periods presented in these condensed consolidated financial statements have been restated to give effect to the reverse stock split. As a result of the Reverse Split, the Company’s issued and outstanding shares reduced from 51,644,439 to 5,164,440.

2.         the Company issued 3,500,000 (post reverse split) shares of its common stock as full and complete payment to satisfy with the outstanding debentures and all accrued and unpaid interest.

3.         the Company issued 38,700,000 (post reverse split) shares of its common stock to Zili Industrial Co., in exchange for a note payable of US$387,000.

4.         the Company issued 52,635,560 (post reverse split) shares of its common stock to Huabao Asia Limited, in exchange for 100% capital stock in Shenzhen Kanglv.

As of June 30, 2011, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 shares and 100,000,000 shares, respectively.

NOTE 12 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended June 30, 2011, there was a single customer who accounted for 100% of the Company’s revenue amounting to HK$11,927,323 with accounts receivable balance of HK$3,010,332 at period-end date:

For the six months ended June 30, 2011, there was a single customer who accounted for 95% of the Company’s revenue amounting to HK$16,116,258 with accounts receivable balance of HK$3,010,332 at period-end date:

For the three and six months ended June 30, 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

(b)         Major vendors

For the three and six months ended June 30, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2011		June 30, 2011
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$6,449,531	39%	$1,727,996
Vendor B	5,786,258	35%	3,865,423
Vendor C	2,035,441	12%	1,662,203

Total:	$14,271,230	86%	$7,255,622

	Six months ended June 30, 2011		June 30, 2011
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A	$19,124,118	57%	$1,727,996
Vendor B	5,786,258	17%	3,865,423
Vendor C	4,530,458	13%	1,662,203

Total:	$29,440,834	87%	$7,255,622

For the three and six months ended June 30, 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

(c)         Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its accounts receivable is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

(d)         Exchange rate risk

The reporting currency of the Company is HK$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between HK$ and RMB. If RMB depreciates against HK$, the value of RMB revenues and assets as expressed in HK$ financial statements will decline. The

TITANIUM GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(Currency expressed in Hong Kong Dollars (“HK$”))
(Unaudited)

Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(e)         Economic and political risks

The Company's operations are conducted in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC and by the general state of the PRC economy.

The Company's operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company leases the manufacturing facility under a non-cancelable operating lease for a term of one year with fixed monthly rentals, due September 30, 2011. Costs incurred under this operating lease are recorded as rent expense and totaled approximately $182,091 and $0 for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, the Company has future minimum rental payments of $28,782 due under a non-cancelable operating lease in the next twelve months.

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Titanium Technology formerly engaged in developing products utilizing biometrics technologies, licensing of technologies, professional services, and project contracting.  Based in Hong Kong with a research and development center in Shenzhen, China, Titanium Technology developed and sold Automatic Face Recognition Systems, or AFRS, and other biometric and security solutions to governments, law enforcement agencies, gaming companies, and other organizations in China and other parts of Asia.

We raised net proceeds of US$517,425 (HK$4,035,915) through a private placement of securities during the third quarter of 2005 and net proceeds of US$1,225,000 (HK$9,555,000) in April 2007 through the sale of convertible debentures.  We found that the amount of financing received in 2007 was not sufficient to allow us to pursue larger, more profitable contracts.  This forced us to bid for smaller, less profitable projects during 2007, 2008 and 2009.  When coupled with the worldwide economic downturn that began in 2008 and continued into 2009, our operations were severely affected.  In late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  Accordingly, we laid off most of our staff and moved to smaller office space.  We did not generate any revenues in 2010.

In 2010, we decided to seek another business and negotiated with the holders of our convertible debentures that matured in April 2010, resulting in a Memorandum of Understanding (“MOU”) dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011.  Under the terms of the MOU, we agreed to effect a 1-for-10 consolidation of our issued and outstanding shares of common stock.  The holders of our convertible debentures in the aggregate principal amount of US$1,400,000 (HK$10,920,000) agreed to accept a total of 3,500,000 post-consolidation common shares and full and complete payment of the debentures and all accrued and unpaid interest thereon.  Zili Industrial Co., Limited, an entity owned and/or controlled by Mr. Xu Zhigang, agreed to purchase 38,700,000 post-consolidation common shares and deposit the purchase price of US$387,000 into escrow.  Huabao Asia Limited, an entity owned and controlled by Mr. Chen Tianju, agreed that it would transfer ownership of Shenzhen Kanglv Technology Ltd. (“Shenzhen Kanglv”) to us, in exchange for 52,635,560 post-consolidation common shares.  Closing of the MOU occurred on May 31, 2011.

The acquisition of Shenzhen Kanglv was accounted for as a recapitalization effected by a share exchange, wherein Shenzhen Kanglv is considered the acquirer for accounting and financial reporting purposes. As a result of the transaction, Shenzhen Kanglv became a wholly-owned subsidiary of the Company. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

Shenzhen Kanglv is engaged in the manufacture and sales of electronic cable products in the PRC, with its principal place of business in Shenzhen City, the PRC. Its principal products are various types of computer cables, such as HDMI, DVI, VGA and USB cables, as well as electric power cables.

Shenzhen Kanglv is a subcontractor for Cancare Electric Wire (Shenzhen) Co., Ltd., an affiliate (“Cancare Electric”), and manufactures the products for Cancare Electric to its specifications and customization requirements. Cancare Electric provides the core components and materials to Shenzhen Kanglv. Cancare Electric sells the products to companies in the PRC, such as Great Wall Tech, Chi Yuan Technology Limited, and Ya lid a company limited.

Significant Accounting Policies

Inventories. Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for slow-moving and obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses. For the three and six months ended June 30, 2011 and 2010, Shenzhen Kanglv did not record an allowance for obsolete inventories, nor have there been any write-offs.

Revenue Recognition. In accordance with ASC Topic 605, “Revenue Recognition,” Shenzhen Kanglv recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

(a) Sales of products – Revenue from the sales of electric wire products is recognized when the products are delivered to and received by the customers, collectability is reasonably assured and the prices are fixed and determinable.

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”). Shenzhen Kanglv’s products that are locally sold in the PRC are subject to VAT, which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by Shenzhen Kanglv in addition to the invoiced value of purchases to the extent not refunded for export sales.

 (b) Interest income – Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Cost of revenue. Cost of revenue includes cost of raw materials, direct labor, packing cost and production overhead directly attributable to the manufacture of electric wire products. Shipping and handling cost are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

Comprehensive income or loss. ASC Topic 220, “Comprehensive Income,” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

Income taxes. Income taxes are determined with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the six months ended June 30, 2011 and 2010, Shenzhen Kanglv did not have any interest and penalties associated with tax positions. As of June 30, 2011 and December 31, 2010, Shenzhen Kanglv did not have any significant unrecognized uncertain tax positions.

Shenzhen Kanglv conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities Shenzhen Kanglv files tax returns that are subject to examination by the local tax authority. For the year ended December 31, 2010, Shenzhen Kanglv filed and cleared a 2009 tax return with the tax authority in the PRC.

Foreign currencies translation. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of Shenzhen Kanglv is the United States Dollar (“US$”) and the financial statements of Shenzhen Kanglv have been expressed in US$. Shenzhen Kanglv maintains its books and records in its local currency, Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which its operations are conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement,” assets and liabilities of a company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Related Parties. Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Comparison of three months ended June 30, 2011 and June 30, 2010. Revenues for the three months ended June 30, 2011 were derived from product sales of US$1,529,144 (HK$11,927,323). Gross profit was 1.8% or US$28,058 (HK$218,852).  For the three months ended June 30, 2010, we generated revenues of US$615 (HK$4,804), as manufacturing operations did not fully commence until August 2010.

After operating expenses of US$96,934 (HK$756,085), we incurred an operating loss of US$68,876 (HK$537,233) for the six months ended June 30, 2011.  After other expenses of US$5,699 (HK$44,452) and income tax expense of US$8,116 (HK$63,305), our net loss was US$82,691 (HK$644,990) for the three months ended June 30, 2011.  For the three months ended June 30, 2010, our operating expenses were US$258,356 (HK$2,015,179) mainly incurred by our operation in Hong Kong, resulting in an operating loss of US$257,740 (HK$2,010,375).  After other expenses of US$3,117 (HK$24,311), our net loss was US$260,857 (HK$2,034,686) for the three months ended June 30, 2010.

Comparison of six months ended June 30, 2011 and June 30, 2010. Revenues for the six months ended June 30, 2011 were derived 95% from product sales of US$2,175,624 (HK$16,969,867). Gross profit was 1.7% or US$36,395 (HK$283,881).  For the six months ended June 30, 2010, we generated revenues of US$1,232 (HK$9,608), as manufacturing operations did not fully commence until August 2010.

After operating expenses of US$283,888 (HK$2,214,326), we incurred an operating loss of US$247,493 (HK$1,930,445) for the six months ended June 30, 2011.  After other expenses of US$11,305 (HK$88,179) and income tax expense of US$8,116 (HK$63,305), our net loss was US$266,914 (HK$2,081,929) for the six months ended June 30, 2011.  For the six months ended June 30, 2010, our operating expenses were US$268,637 (HK$2,095,371) mainly incurred by our operation in Hong Kong, resulting in an operating loss of US$267,405 (HK$2,085,763).  After other expenses of US$117,946 (HK$919,982), our net loss was US$385,351 (HK$3,005,745) for the six months ended June 30, 2010.  Other expenses for the 2010 period included interest expense resulting from the convertible debentures.

Liquidity and Capital Resources

At June 30, 2011. At June 30, 2011, we had a working capital deficit of US$433,907 (HK$3,384,475) and cash of US$206,395 (HK$1,609,881), as compared to a working capital deficit of US$2,396,666 (HK$18,693,995) and cash of US$91,834 (HK$716,305) at December 31, 2010. The decrease in the working capital deficit was primarily due to the repayment of the convertible debentures and accrued interest with shares of our common stock.

We used cash of US$221,239 (HK$1,725,664) in our operating activities during the six months ended June 30, 2011, largely due to the net loss of US$266,914 (HK$2,081,929) for the period.  We also used cash of US$32,619 (HK$254,428) for the purchase of plant and equipment during the six months ended June 30, 2011.  Financing activities, primarily advances from related parties provided cash of US$361,146 (HK$2,816,939).  Amounts owed to related parties at June 30, 2011 were US$377,620 (HK$2,945,436).

For the six months ended June 30, 2010, we used cash of US$315,129 (HK$2,458,010) in our operating activities and advances from related parties provided cash of US$316,727 (HK$2,470,471).

Going Concern

For the six months ended June 30, 2011, we incurred a net loss of US$266,914 (HK$2,081,929), resulting in an accumulated deficit of US$2,940,109 (HK$22,932,850) and working capital deficit of US$433,907 (HK$3,384,475) at that date.  Our continuation as a going concern through June 30, 2012 is dependent upon the continuing financial support from our stockholders.  Management believes the existing stockholders will provide the additional cash to meet our obligations as they become due.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures were not effective for the quarter ended June 30, 2011, which was the first reporting quarter for our operating subsidiary.  We believe that appropriate changes have been made at the subsidiary level in our internal control over financial reporting so that the information will be available on a timely basis for the quarter ending September 30, 2011.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

None

Item 5.          Other Information

None.

Item 6.          Exhibits

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	2005 Stock Plan (2)
10.2	Memorandum of Understanding and amendments thereto (3)
10.3	Debt Satisfaction and Release Agreement (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Regulation S-K Number	Exhibit
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
__________________
(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to the annual report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 0-52415), filed March 31, 2011.
(4)	Incorporated by reference to the exhibits to the current report on Form 8-K dated May 31, 2011 (File No. 0-52415), filed June 6, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

August 22, 2011	By:	/s/ LAN Mingzheng
LAN Mingzheng
Chief Financial Officer