Form 10-Q
period 2011-09-30
Titanium Group LTD
filed 2011-11-21
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
☒ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of Common Stock, $0.01 par value, as of November 15, 2011

TITANIUM GROUP LIMITED

FORWARD-LOOKING STATEMENTS

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TITANIUM GROUP LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011		December 31, 2010
	US$	HK$	HK$
ASSETS
Current assets:
Cash and cash equivalents	$787,661	$6,143,756	$716,305
Restricted cash	-	-	1,421,975
Accounts receivable	3,642,204	28,409,191	2,230,262
Amount due from a related party	-	-	825,794
Inventories (note 6)	1,278,015	9,968,517	3,760,708
Deposits and other receivables	431,143	3,362,915	179,341

Total current assets	6,139,023	47,884,379	9,134,385

Non-current assets:
Plant and equipment, net	194,022	1,340,360	1,340,360

TOTAL ASSETS	$6,333,045	$49,224,739	$10,474,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, trade	$1,252,867	$9,772,363	$4,139,881
Amounts due to related parties (note 7)	175,127	1,365,991	2,505,383
Loans from third parties (note 8)	4,369,691	34,083,590	-
Income tax payable	-	-	56,667
Convertible note	-	-	3,018,600
Convertible debenture (note 9)	-	-	10,920,000
Accrued liabilities and other payables	150,211	1,171,646	7,187,847

Total liabilities	5,947,896	46,393,590	27,828,378

Commitments and contingencies

Stockholders’ funds / (deficit):
Common stock, US$0.01 (HK$0.078) par value, 100,000,000 shares authorized, 100,000,000 and 52,635,560 shares issued and outstanding, as of September 30, 2011 and December 31, 2010 (Note 10)	$1,000,000	$7,800,000	$4,105,574
Additional paid-in capital	1,695,086	13,221,671	(663,221)
Accumulated other comprehensive income	250,129	1,777,994	54,935
Accumulated deficit	(2,560,066)	(19,968,516)	(20,850,921)

Total funds / (deficit)	385,149	2,831,149	(17,353,633)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,333,045	$49,224,739	$10,474,745

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,			Nine months ended September 30,
	2011	2011	2010	2011	2011	2010
	US$	HK$	HK$	US$	HK$	HK$

REVENUE, NET	$2,021,438	$15,767,216	$4,805	$4,197,062	$32,737,084	$14,413

COST OF REVENUE	(2,048,672)	(15,979,642)	-	(4,187,901)	(32,665,628)	-

GROSS PROFIT	(27,234)	(212,426)	4,805	9,161	71,456	14,413

Operating expense:
Selling, general and administrative	167,164	1,303,879	260,376	451,052	3,518,206	2,355,747

Total operating expenses	167,164	1,303,879	260,376	451,052	3,518,206	2,355,747

LOSS FROM OPERATIONS	(194,398)	(1,516,305)	(255,571)	(441,891)	(3,446,750)	(2,341,334)

Other income (expense):
Interest income	-	-	2,403	67	523	2,403
Sundry income	-	-	-	-	-	1,700
Interest expense	10,922	85,192	(549,079)	(450)	(3,511)	(1,382,924)
Discount of convertible debenture	-	-	-	-	-	(121,822)
Gain from disposal of a subsidiary	555,403	4,332,143	-	555,403	4,332,143	-
Gain from change in fair value of warrant liability	-	-	-	-	-	33,985
Total other income / (expense)	566,325	4,417,335	(546,676)	555,020	4,329,155	(1,466,658)

LOSS BEFORE INCOME TAX	371,927	2,901,030	(802,247)	113,129	882,405	(3,807,992)

Income tax credit/(expense) (note 5)	8,116	63,305	-	-	-	-

NET PROFIT / (LOSS)	$380,043	$2,964,335	$(802,247)	$113,129	$882,405	$(3,807,992)

Other comprehensive income (loss):
- Foreign currency translation gain (loss)	222,810	1,737,918	6,514	223,891	1,746,350	(17,879)

COMPREHENSIVE INCOME / (LOSS)	$602,853	$4,702,253	$(795,733)	$337,020	$2,628,755	$(3,825,871)

Comprehensive gain (loss) attributable to noncontrolling interest	-	-	521	-	-	(1,430)

Comprehensive income / (loss) attributable to Titanium Group Limited	602,853	4,702,254	(796,254)	337,020	2,628,755	(3,824,441)

Net loss per share – basic and diluted	$0.00	$0.03	$(0.02)	$0.00	$0.01	$(0.07)

Weighted average common shares outstanding – basic and diluted	100,000,000	100,000,000	51,644,399	73,879,904	73,879,904	51,644,399

See accompanying notes to condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2011	2010
	US$	HK$	HK$
Cash flow from operating activities:
Net profit / (loss)	$113,129	$882,405	(3,807,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment
Exchange loss	1,114	8,688	-
Amortization cost on discount of convertible debenture		-	121,822
Gain from change in fair value of warrant liability		-	(33,985)
Gain from disposal of a subsidiary	(555,403)	(4,332,143)	-
Changes in operating assets and liabilities:
Restricted cash	182,304	1,421,975	400,000
Accounts receivable	(3,356,273)	(26,178,929)	72,145
Inventories	(795,873)	(6,207,809)	-
Deposits and other receivables	(408,151)	(3,183,574)	42,420
Accounts payable	722,113	5,632,482	-
Deferred revenue	-	-	(14,412)
Income tax payable	7,265	56,667	-
Accrued liabilities and other payable	771,308	6,016,201	924,831

Net cash used in operating activities	(3,318,467)	(25,884,037)	(2,295,171)

Cash flows from investing activities
Purchase of plant and equipment	-	-	-
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
New Loan from third party	4,369,691	34,083,590	-
Advances from a director	-	-	67,500
Advances from a stockholder	-	-	9,091
Advances from related parties	(40,205)	(313,598)	2,616,250
Net cash provided by financing activities	4,329,486	33,769,992	2,692,841

Effect of exchange rate changes on cash and cash equivalent	(315,192)	(2,458,504)	(17,879)

NET CHANGE IN CASH AND CASH EQUIVALENTS	695,827	5,427,451	379,791

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,834	716,305	92,368

CASH AND CASH EQUIVALENTS, END OF PERIOD	$787,661	$6,143,756	472,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	-	-	-
Cash paid for interest	-	-	-

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

The accompanying condensed consolidated financial statements present the financial position and results of operations of the Company and its subsidiary companies, Kanglv Cable Technology (Hong Kong) Limited, Kanglv Technology (Hong Kong) Limited and Shenzhen KangLv Technology Company Limited (collectively known as the “Group”). The Group’s functional currency is Hong Kong Dollars (“HK$”), except otherwise indicated.

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

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

For the nine months ended September 30, 2011, the Group incurred an accumulated deficit of HK$19,968,516 at that date. The continuation of the Group as a going concern through September 30, 2012 is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

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

For the nine months ended September 30, 2011 and 2010, the local (BVI) and foreign components of (loss) income before income taxes were comprised of the following:

	Nine months ended September 30,
	2011	2010
Tax jurisdictions from:
– BVI (local)	$3,699,000	$(1,426,008)
– Hong Kong	(1,941,215)	(680,376)
– The PRC	(875,380)	(1,701,608)

Income / (loss) before income taxes	$882,405	$(3,807,992)

Pursuant to the rules and regulations of the BVI, Titanium Group Limited which is incorporated in the BVI is not subject to taxation in the BVI under the current BVI law. The profit for the year was mainly generated from the gain on disposal of liquidated subsidiaries.

As of September 30, 2011, the operations in Hong Kong and the PRC incurred HK$2,816,595 of the aggregate net operating losses carry forward that may be used to offset future taxable income. The Group has provided for a valuation allowance in full amount of deferred tax assets as there is no assurance of further taxable income.

NOTE 6 – INVENTORIES

Inventories consist of the following:
	September 30, 2011	December 31, 2010

Raw materials	$1,149,939	$2,716,132
Work-in-process	5,872,843	293,873
Finished goods	2,945,735	750,703

Inventories, net	$9,968,517	$3,760,708

For the three and nine months ended September 30, 2011 and 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE 7 – AMOUNTS DUE TO RELATED PARTIES

	September 30, 2011	December 31, 2010

Amount due to a director, Mr. Lai Huamin	$-	$1,165,498
Amount due to a former director, Mr. Wen Jialong	-	492,852
Amount due to a stockholder, Cancare International Group (HK) Ltd	1,387,600	847,033

	$1,387,600	$2,505,383

As of September 30, 2011, the amounts due to related parties represented temporary advances made to the Group, which were unsecured, interest-free and repayable within the next twelve months.

NOTE 8 – LOANS FROM THIRD PARTIES

As of September 30, 2011, there were loans from third parties of HK$ 34,083,590 which were unsecured, interest-free and repayable within the next twelve months.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

As of September 30, 2011, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 shares and 52,635,560 shares, respectively.

NOTE 11 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)         Major customers

For the three months ended September 30, 2011, there was a single customer who accounted for 100% of the Company’s revenue amounting to HK$15,767,216 with accounts receivable balance of HK$25,799,562 at period-end date:

For the nine months ended September 30, 2011, there was a single customer who accounted for 100% of the Company’s revenue amounting to HK$32,737,084 with accounts receivable balance of HK$25,799,562 at period-end date:

For the three and nine months ended September 30, 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

 (b)         Major vendors

For the three and nine months ended September 30, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

		Three months ended September 30, 2011		September 30, 2011
		Purchases	Percentage of purchases	Accounts payable, trade

Vendor A		$1,520,844	10%	$1,480,177
Vendor B		5,862,823	37%	-
Vendor C		3,422,305	21%	3,330,701

	Total:	$10,805,972	68%	$4,810,878

		Nine months ended September 30, 2011		September 30, 2011
		Purchases	Percentage of purchases	Accounts payable, trade
Vendor A		$3,762,673	12%	$1,480,177
Vendor B		14,524,552	44%	-
Vendor C		6,750,175	21%	3,330,701

	Total:	$25,037,400	77%	$4,810,878

For the three and nine months ended September 30, 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

NOTE 11 – CONCENTRATIONS OF RISK (Continued)

 (a)         Credit risk

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

 (b)         Exchange rate risk

The reporting currency of the Company is HK$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between HK$ and RMB. If RMB depreciates against HK$, the value of RMB revenues and assets as expressed in HK$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

 (c)         Economic and political risks

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

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2011 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

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

Shenzhen Kanglv is a subcontractor for Cancare Electric Wire (Shenzhen) Co., Ltd., (“Cancare Electric”), and manufactures the products for Cancare Electric to its specifications and customization requirements. Cancare Electric provides the core components and materials to Shenzhen Kanglv. Cancare Electric sells the products to companies in the PRC, such as Great Wall Tech, Chi Yuan Technology Limited, and Ya lid a company limited.

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

For the nine months ended September 30, 2011 and 2010, Shenzhen Kanglv did not have any interest and penalties associated with tax positions. As of September 30, 2011 and December 31, 2010, Shenzhen Kanglv did not have any significant unrecognized uncertain tax positions.

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

Results of Operations

Comparison of three months ended September 30, 2011 and September 30, 2010. Revenues for the three months ended September 30, 2011 were derived from product sales of US$2,021,438(HK$15,767,216). Gross loss was 1.3% or US$27,234 (HK$212,426).  For the three months ended September 30, 2010, we generated revenues of US$615 (HK$4,805), as manufacturing operations did not fully commence until August 2010.

After operating expenses of US$167,164 (HK$1,303,879), we incurred an operating loss of US$194,398 (HK$1,516,305) for the three months ended September 30, 2011.  After other income of US$566,325 (HK$4,417,335), our net profit was US$380,043 (HK$2,964,335) for the three months ended September 30, 2011.  For the three months ended September 30, 2010, our operating expenses were US$33,382 (HK$260,376) mainly incurred by our operation in Hong Kong, resulting in an operating loss of US$32,766 (HK$255,571).  After other expenses of US$70,087(HK$546,676), our net loss was US$102,852 (HK$802,247) for the three months ended September 30, 2010.

Comparison of nine months ended September 30, 2011 and September 30, 2010. Revenues for the nine months ended September 30, 2011 were derived 100% from product sales of US$4,197,062 (HK$32,737,084). Gross profit was 0.22% or US$9,161 (HK$71,456).  For the nine months ended September 30, 2010, we generated revenues of US$1,848 (HK$14,413), as manufacturing operations did not fully commence until August 2010.

After operating expenses of US$451,052 (HK$3,518,206), we incurred an operating loss of US$441,891 (HK$3,446,750) for the nine months ended September 30, 2011.  After other incomes of US$555,020 (HK$4,329,155), our net profit was US$113,129 (HK$882,405) for the nine months ended September 30, 2011.  For the nine months ended September 30, 2010, our operating expenses were US$302,019 (HK$2,355,747) mainly incurred by our operation in Hong Kong, resulting in an operating loss of US$300,171 (HK$2,341,334).  After other expenses of US$188,033 (HK$1,466,658), our net loss was US$488,204 (HK$3,807,992) for the nine months ended September 30, 2010.  Other expenses for the 2010 period included interest expense resulting from the convertible debentures.

Liquidity and Capital Resources

At September 30, 2011. At September 30, 2011, we had cash of US$787,661 (HK$6,143,756), as compared to cash of US$91,834 (HK$716,305) at December 31, 2010.

We used cash of US$3,318,467 (HK$25,884,037) in our operating activities during the nine months ended September 30, 2011, largely due to the net loss of US$113,129 (HK$882,405) for the period. Financing activities, primarily advances from related parties provided cash of US$4,329,486(HK$33,769,992).  Amounts owed to related parties at September 30, 2011 were US$175,127 (HK$1,365,991).

For the nine months ended September 30, 2010, we used cash of US$294,253 (HK$2,295,171) in our operating activities and advances from related parties provided cash of US$321,203 (HK$2,505,383).

Going Concern

For the nine months ended September 30, 2011, the Group incurred an accumulated deficit of HK$19,968,516 at that date. The continuation of the Group as a going concern through September 30, 2012 is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2011, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this assessment, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2011.

In an effort to remediate the material weaknesses, we plan to document our process and procedures governing our internal reporting. Furthermore, we plan to implement additional changes to our internal control over financial reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. There is no assurance that our disclosure controls or our internal controls over financial reporting can prevent all errors. An internal control system, no matter how well designed and operated, has inherent limitations, including the possibility of human error. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected. We monitor our disclosure controls and internal controls and make modifications as necessary. Our intent in this regard is that our disclosure controls and our internal controls will improve as systems change and conditions warrant.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Titanium Technology received the winding-up notification from High Court of the Hong Kong SAR dated September 16, 2011.

Item 1A.       Risk Factors

There has been no material change to our Risk Factors from those presented in our Form 10-K for the fiscal year ended December 31, 2010.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

None

Item 5.          Other Information

None.

Item 6.          Exhibits

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM GROUP LIMITED

November 21, 2011	By:	/s/ LAI Huamin
LAI Huamin
(Chief Executive Officer)

TITANIUM GROUP LIMITED

November 21, 2011	By:	/s/ LAN Mingzheng
LAN Mingzheng
(Chief Financial Officer)