Form 10-K
period 2011-12-31
Titanium Group LTD
filed 2012-03-30
CIK 1338520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________

Commission file number:  0-52415

TITANIUM GROUP LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 2101, 21/F, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code: (852) 3679 3110

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐Yes   ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐Yes☐No (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes   ☒No

As of June 30, 2011, the number of outstanding shares of the registrant’s common stock held by non-affiliates (excluding shares held by directors, officers and other holding more than 5% of the outstanding shares of the class) was 100,000,000. However, since there was no trading market for the common stock on that date, it is impracticable to ascertain the aggregate market value of those shares as of that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  100,000,000 as of March 30, 2012

TITANIUM GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects and opportunities and are based upon information currently available to us and our management and our interpretation of what we believe to be significant factors affecting our business, including many assumptions about future events.  Such forward-looking statements include statements regarding, among other things:

•	our ability to develop, acquire and/or introduce new products;

•	our projected future sales, profitability and other financial metrics;

•	our future financing plans;

•	our plans for expansion of our manufacturing facilities;

•	our anticipated needs for working capital;

•	the anticipated trends in our industry;

•	our ability to expand our sales and marketing capability;

•	acquisitions of other companies or assets that we might undertake in the future;

•	our operations in China and the regulatory, economic and political conditions in China;

•	our ability as a U.S. company to operate our business in China through our subsidiary;

•	competition existing today or that will likely arise in the future; and

•	other factors discussed under Item 1A—“Risk Factors” and elsewhere herein.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “will,” “plan,” “could,” “target,” “contemplate,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these or similar words.  Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including the ability to raise sufficient capital to continue the Company’s operations.  These statements may be found under Item 1—“Business,”  Item 1A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as elsewhere in this Annual Report on Form 10-K generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A—“Risk Factors” and matters described in this Annual Report on Form 10-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur.

Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K.  Such statements are presented only as a guide about future possibilities and do not represent assured events, and we anticipate that subsequent events and developments will cause our views to change.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date after the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates and other statistical data prepared by independent parties and by us relating to market size and growth and other data about our industry. These estimates and data involve a number of assumptions and limitations, and potential investors are cautioned not to give undue weight to these estimates and data. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report on Form 10-K. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk.

Potential investors should not make an investment decision based solely on our projections, estimates or expectations.

PART I

ITEM 1.	BUSINESS

Background and Key Events

Our Predecessor Company

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

Private Placements

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

We obtained financing of US$1,225,000 (HK$9,555,000) in April 2007.  These proceeds were used for working capital and for the further development of our proprietary technology.  We found that the amount of financing received in 2007 was not sufficient to allow us to pursue larger, more profitable contracts.  This forced us to bid for smaller, less profitable projects during 2007, 2008 and 2009.  When coupled with the worldwide economic downturn that began in 2008 and continued into 2009, our operations were severely affected.  In late 2009, we decided to completely reassess our method of operations and the way in which we market our products.  Accordingly, we laid off most of our staff and moved to smaller office space.  We did not generate any revenues in 2010.

Memorandum of Understanding

In 2010, we decided to seek another business and negotiated with the holders of our convertible debentures that matured in April 2010, resulting in a Memorandum of Understanding (“MOU”) dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011.  Under the terms of the MOU, we have agreed to effect a 1-for-10 consolidation of our issued and outstanding shares of common stock.  The holders of our convertible debentures in the aggregate principal amount of US$1,400,000 (HK$10,920,000) have agreed to accept a total of 3,500,000 post-consolidation common shares as full and complete payment of the debentures and all accrued and unpaid interest thereon.  Zili Industrial Co., Limited, an entity owned and/or controlled by Mr. Xu Zhigang, has agreed to purchase 38,700,000 post-consolidation common shares for US$387,000.  Huabao Asia Limited, an entity owned and controlled by Mr. Chen Tianju, has agreed that it would transfer ownership of Shenzhen Kanglv Technology Ltd. (“Shenzhen Kanglv”) to us, in exchange for 52,635,560 post-consolidation common shares.  The transaction closed on May 31, 2011.

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

Corporate History of Kanglv Technology Limited

Shenzhen Kanglv was registered as a limited liability company in Shenzhen City, People’s Republic of China (the “PRC”) on June 16, 2005. It is engaged in the manufacture and sales of electronic cable products in the PRC, with its principal place of business in Shenzhen City, the PRC.  Its principal products are various types of computer cables, such as HDMI, DVI, VGA and USB cables, as well as electric power cables.

In September 2010, we formed Kanglv Technology (Hong Kong) Limited (“Hong Kong Kanglv”) as our wholly-owned subsidiary.  Shenzhen Kanglv was a domestic limited liability company registered in Shenzhen City, China that was 100% owned by Huabao Asia Ltd. (“Huabao”).  In May 2011, Huabao transferred 100% ownership of Shenzhen Kanglv to Hong Kong Kanglv in exchange for issuance of 52,635,560 shares of our Common Stock . In January 2011, PRC local government approved Shenzhen Kanglv to become a WOFE wholly-owned by Hong Kong Kanglv.

On september 17, 2010,we formed kanglv cable Technology (Hong kong) Limited to develop importing of copper business. kanglv cable is a development stage company with no business operations, kanglv cable is currenty seeking potential business opportunities and partners.

Our Corporate Structure

Business Overview

Shenzhen Kanglv was registered as a limited liability company in Shenzhen City, People’s Republic of China (the “PRC”) on June 16, 2005. It is engaged in the manufacture and sales of electronic cable products in the PRC, with its principal place of business in Shenzhen City, the PRC.  Its principal products are various types of computer cables, such as HDMI, DVI, VGA and USB cables, as well as electric power cables.

Shenzhen Kanglv is a subcontractor for Cancare Electric Wire (Shenzhen) Co., Ltd. and manufactures the products for Cancare Electric to its specifications and customization requirements.  Cancare Electric provides the core components and materials to Shenzhen Kanglv.  Cancare Electric sells the products to companies in the PRC, such as Great Wall Tech, Chi Yuan Technology Limited, and Ya lid Co., limited.

Our suppliers are principally comprised of wire and cable manufacturing companies. During the year ended December 31, 2011, our top suppliers include Cancare Electric Wire Ltd., Ling Ya Electronic Technology Co., Ltd., and Dongyuan City Jie Shi Mei Electronics Co., Ltd.

Supplier Name	Percentage of 2011 Purchases	Supplier Name	Percentage of 2010 Purchases
Cancare Electric Wire Ltd.	49%	Cancare Electric Wire Ltd.	69.05%

Ling Ya Electronic Technology Co., Ltd.	20%	Dongyuan City Jie Shi Mei Electronics Co., Ltd.	18.59

Dongyuan City Jie Shi Mei Electronics Co., Ltd.	13%

For the year ended December 31, 2011 and 2010, the Company sold its products at its current market value totaling $5,689,514 and $1,625,011 to Cancare Electric Wire in a normal course of business.

For the year ended December 31, 2011 and 2010, the Company purchased certain material at its current market value totaling $2,578,516 and $1,103,439 from Cancare Electric Wire in a normal course of business.

For the year ended December 31, 2011 and 2010, the Company leased the office and factory premises from and paid rental and utilities expense of $44,965 and $44,521 to Cancare Enterprise Limited, which is controlled by the major owner of the Company, at the market price in accordance with the lease agreement in a normal course of business.

Shenzhen Kanglv borrowed a short-term line of credit in maxim amount of US$4.4 million from the Shenzhen Branch of China Industrial and Commerce Bank valid from August 29, 2011 until August 31, 2012, guaranteed by Steven Clothes (Shenzhen) Co., Ltd. Shenzhen Kanglv is allowed to draw down RMB 50,000 each installment for seven days to one year borrowing terms. The line of credit is secured by the assets of Shenzhen Kanglv and guaranteed by Steven Clothes (Shenzhen) Co. at a floating interest rate priced at three month China People’s Bank Benchmark Interest Rate plus a spread.

Products

Shenzhen Kanglv manufactures various types of computer cables, such as HDMI, DVI, VGA and USB cables, as well as electric power cables.

•	HDMI (High Definition Multimedia Interface) is a compact audio/video interface for transmitting uncompressed digital data. It is a digital alternative to consumer analog standards, such as radio frequency (RF), coaxial cable, composite video, S-Video, SCART, component video, D-Terminal, or VGA. HDMI connects digital audio/video sources (such as set-top boxes, up convert DVD players, HD DVD players, Blu-ray Disc players, AVCHD camcorders, personal computers (PCs), video game consoles such as PlayStation e and Xbox 360, and AV receivers) to compatible digital audio devices, computer monitors, video projectors and digital televisions.

•	DVI (Digital Visual Interface) is a video interface standard covering the transmission of video between a source device (such as a personal computer) and a display device. The DVI standard has achieved widespread acceptance in the PC industry, both in desktop/laptop PCs and monitors.

•	VGA (Video Graphics Array) refers specifically to the display hardware first introduced with the IBM PS/2 line of computers in 1987, but through its widespread adoption has also come to mean either an analog computer display standard, the 15-pin D-subminiature VGA connector or the 640x480 resolution itself. While this resolution was superseded in the personal computer market in the 1990s, it is becoming a popular resolution on mobile devices.

•	USB (Universal Serial Bus) is a specification to establish communication between devices and a host controller (usually a personal computer). USB has effectively replaced a variety of interfaces such as serial and parallel ports.

•	Electric power cables are assemblies of two or more electrical conductors, usually held together with an overall sheath. The assemblies are used for transmission of electrical power. Power cables may be installed as permanent wiring within buildings, buried in the ground, run overhead, or exposed.

Patents, Trademarks, and Licenses

Shenzhen Kanglv does not own any patents or trademarks.

Shenzhen does not have any union labor contracts.

Government Regulation

Shenzhen Kanglv is subject to regulations on safety production permit and production safety laws of the PRC and the products generally must comply with the safety requirement of countries in which they are produced. It complies with the regulations on the administration of production license for industrial products of the PRC.

Government approval is not required for its principal products.

Research and Development

While Shenzhen Kanglv continuously tries to improve its production processes, it does not engage in research and development activities as such.

Compliance with Environmental Laws

Shenzhen Kanglv adopted the U.S. LEED Green Building Standards for the construction and design of its plant.  These standards are intended to improve performance in metrics such as energy savings, water efficiency, carbon dioxide emissions reduction, improved indoor environmental quality, and stewardship of resources and sensitivity to their impacts.

Shenzhen Kanglv is subject to the environmental laws of the PRC, which set certain emission standards in order to reduce air, water and land pollution.  If Shenzhen Kanglv were to violate the emission standards, it could be forced to stop production until it resolved the pollution problem.

Employees

As of the date of this report, Shenzhen Kanglv had 192 full-time employees, including 21 members of the management staff. None of shenzhen kanglv’s employees are required by a union and we consider our relationship with our employees satisfactory.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Shenzhen Kanglv has only a limited operating history, which makes it difficult to evaluate an investment in the Company’s stock.

An evaluation of the Company’s business will be difficult because Shenzhen Kanglv, the operating entity, has a limited operating history.  While Shenzhen Kanglv was registered as a limited liability company in June 2005, it did not commence manufacturing operations until August 2010.  It faces a number of risks encountered by early-stage companies, including the need to develop infrastructure to support growth and expansion; the need to obtain long-term sources of financing; the need to establish its marketing, sales and support organizations, as well as its distribution channels; the need to manage expanding operations; and its dependence on technology which could become incompatible or out of date. The Company’s business strategy may not be successful, and it may not successfully address these risks.

Shenzhen Kanglv derives substantially all of its revenues from one customer, the loss of which could have an adverse effect on its revenues.

For the year ended December 31, 2011, sales to Cancare Electric Wire (Shenzhen) Co., Ltd. accounted for 100% of the revenues of Shenzhen Kanglv. Cancare Electric also provided the core components and materials for the products of kanglv, accounting for 49% of Shenzhen Kanglv’s purchases.  As a subcontractor of Cancare Electric Wire (Shenzhen) Co., Ltd., Shenzhen Kanglv is completely dependent upon this company for its revenues and operations.

Shenzhen Kanglv has been dependent upon advances from its former owners to provide working capital needed for operations.

During the year ended December 31, 2010 and three months ended March 31, 2011, financing for the operations of Shenzhen Kanglv came from its former owners who advanced funds and not charged interest on the advances.  While operations have been modestly profitable, Shenzhen Kanglv requires cash for working capital.  There can be no assurance that related parties will continue to provide the cash necessary for future operations or that funds will be provided on these terms.

Shenzhen Kanglv faces substantial competition from existing and potential competitors in the electronic cable products industry, which could force it to offer lower prices and/or narrow its focus, resulting in reduced revenues.

Due to its small size, it can be assumed that most if not all of the competitors of Shenzhen Kanglv have significantly greater financial, technical, marketing and other competitive resources.  Its competitors and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, for example, to position themselves as being more experienced, having better products, and being more knowledgeable than Shenzhen Kanglv.  To compete, it may be forced to offer lower prices and narrow its marketing focus, resulting in reduced revenues.

A limited number of stockholders collectively own over 90% of the Company’s common stock and may enact, or prevent certain types of corporate actions, to the detriment of other stockholders.

As of May 30, 2012, two stockholders own more than 90% of the Company’s outstanding common stock.  Accordingly, these stockholders may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions.  This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to stockholders of the Company.

There is a limited public market for the Company’s common shares, which limits the ability of the Company’s stockholders to resell their shares or pledge them as collateral.

While the Company’s stock is quoted on the OTCQB, the volume of stock that trades fluctuates widely.  The Company cannot assure investors that a market for its stock will increase.  Consequently, investors may not be able to use their shares for collateral for loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, investors may not be able to resell their shares at or above the price they paid for them or may not be able to sell their shares at all.

Regulations relating to “penny stocks” may limit the ability of the Company’s stockholders to sell their shares and, as a result, stockholders may have to hold their shares indefinitely.

The Company’s common stock is subject to rules promulgated by the SEC relating to “penny stocks,” which apply to non-NASDAQ companies whose stock trades at less than US$5.00 per share or whose tangible net worth is less than US$2,000,000 (HK$15,600,000).  These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security.  These rules may discourage or restrict the ability of brokers to sell the Company’s common stock and may affect the secondary market for the common stock.

The Company is a British Virgin Islands company and investors may have fewer protections as a stockholder as compared to a stockholder of a U.S. company because the British Virgin Islands has a less developed body of corporate law.

The rights of stockholders to take action against the directors, actions by minority stockholders and the fiduciary responsibilities of the Company’s directors to the Company under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and the BVIBC Act (which provides minority stockholders with certain statutory rights to bring derivative actions where the Company or a director engages in or propose to engage in conduct that contravenes the BVIBC Act or the memorandum and articles of association), as opposed to provisions in the Company’s memorandum and articles of association.  The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not bin ing, authority on a court in the British Virgin Islands.  The rights of the Company’s stockholders and the fiduciary responsibilities of its directors under British Virgin Islands law, though set out in the BVIBC Act and common law, are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States, due to the fact that the British Virgin Islands has a less developed body of corporate and securities common laws that define these concepts, as compared to the United States.  In particular, some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate and securities law as a result of the large number of court cases that have been litigated and decided in those states.

British Virgin Islands companies may not be able to initiate stockholder derivative actions, thereby depriving stockholders of the ability to protect their interests.

British Virgin Islands companies may not have standing to initiate a stockholder derivative action in a federal court of the United States.  The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect of any such action are established by British Virgin Islands case law and the BVIBC Act.  Due to the limited body of British Virgin Islands case law, this may result in the rights of stockholders of a British Virgin Islands company being more limited than those of stockholders of a company organized in the US.  Accordingly, stockholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

As a British Virgin Islands corporation, stockholders may have difficulty in enforcing judgments against the Company, thereby rendering any judgments useless.

The British Virgin Islands courts are also unlikely to recognize or enforce against the Company judgments of courts of the United States based on the civil liability provisions of U.S. securities laws; and to impose liabilities against the Company, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.  There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.  This means that even if stockholders were to sue the Company successfully, they may not be able to recover anything to make up for losses suffered.

Since none of the Company’s officers and directors is a United States resident, it may be difficult to enforce any liabilities against them.

All of the Company’s officers and directors reside in Hong Kong or China.  Accordingly, if events should occur that give rise to any liability on the part of these persons, stockholders would likely have difficulty in enforcing such liabilities.  If a stockholder desired to sue these persons, the stockholder would have to serve such persons with legal process.  Even if personal service is accomplished and a judgment is entered against that person, the stockholder would then have to locate assets of that person, and register the judgment in the foreign jurisdiction where assets are located.

Our officers and directors may be subject to a lower standard of care owed to the stockholders, which may result in decreased corporate performance.

In most jurisdictions in the United States, directors owe a fiduciary duty to the corporation and its stockholders, including a duty of care, under which directors must properly apprise themselves of all reasonably available information, and a duty of loyalty, under which they must protect the interests of the corporation and refrain from conduct that injures the corporation or its stockholders or that deprives the corporation or its stockholders of any profit or advantage.  Under British Virgin Islands law, liability of a corporate director to the corporation is primarily limited to cases of willful malfeasance in the performance of his duties or to cases where the director has not acted honestly and in good faith and with a view to the best interests of the company.

As a result of this risk and other discussed above, public stockholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling stockholders than they would if we were incorporated and operating in the United States.

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

The existing restrictions on the conversion of RMB into foreign currencies (and thus restrictions on the subsequent repatriation of those funds), and any tightening of such restrictions may have an adverse effect on the Company’s ability to obtain sufficient foreign currencies to meet its needs.  Alternatively, in the event that RMB continues to appreciate in the future currencies (U.S. dollars, Hong Kong dollars or otherwise) and if RMB continues to appreciate in the future, the Company may incur exchange losses thereby affecting its profitability.

Investors in the company could be harmed if management should engage in competing businesses.

The Company’s officers and directors are not prohibited from engaging in competing businesses.  The Company does not have a right of first refusal pertaining to opportunities that come to their attention and related to the operations of the Company.  The BVI corporate statute applicable to the Company requires officers and directors, in performing their functions, to act honestly and in good faith with a view to the best interests of the Company and exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances, but this may be difficult to enforce.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES

Our principal offices are located at No. 666 Dalang South Road, Longhua County, Shenzhen City. The facilities are leased from Cancare Enterprise Co., Limited for US$4,200 per month.  The term of the lease expires December 31, 2016.

ITEM 3.	LEGAL PROCEEDINGS

In July 2010, Hong Kong Communications Company Limited initiated proceedings in High Court of the Hong Kong Special Administrative Region (“SAR”) to wind up Titanium Technology.  ELM Computer Technologies Limited, a creditor of Titanium Technology, has made a claim for a sum of US$292,393 (HK$2,280,666) and has applied to substitute as the petitioner in this action.  Its application was to be heard on April 8, 2011 and then was extended to September 2011.

In August 2010, ELM Computer Technologies Limited initiated proceedings in High Court of the Hong Kong SAR against Titanium Technology for wrongful repudiation of a subcontractor agreement and default in a maintenance service agreement, claiming damages of US$407,983 (HK$3,182,266).  Titanium Technology has applied for a stay of all further proceedings in this action.  The application was to be heard on May 11, 2011 and then was extended to September 2011.

The High Court of Hong Kong SAR issued an order for winding up on September 2, 2011 that the Company, Titanium Technology Limited registered at Suite 2101, 21/F, Chinachen Century Tower, 178 Gloucester Road, Wanchai, Hong Kong be wound up by the Court under the provisions of the Companies Ordinance (Chapter 32). The Official Receiver is constituted provisional liquidators of the affairs of the Company and the cost of the Substituted Petitioner is taxed and paid out of the assets of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock are quoted on the OTC Markets - OTCQB under the symbol “TTNUF.”  In addition, our shares were quoted on the OTC Bulletin Board from July 10, 2006 to February 22, 2011.

The following table sets forth the range of high and low bid quotations for our common stock for each fiscal quarter for the fiscal years ended December 31, 2011 and 2010.  These quotations reflect inter-dealer prices quoted on the OTC Bulletin Board and OTCQB without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid
2010
First Quarter	$0.0162	$0.0025
Second Quarter	$0.0027	$0.001
Third Quarter	$0.0012	$0.0011
Fourth Quarter	$0.0015	$0.001
2011
First Quarter	$0.015	$0.015
Second Quarter	$0.015	$0.01
Third Quarter	$0.02	$0.0005
Fourth Quarter	$0.10	$0.0005

As of March 27, 2012, there were 42 holders of record of our common stock and as of that date, the closing bid price of our common stock was $0.025.

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

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the audited condensed consolidated financial statements of the Company for the fiscal year ended December 31, 2011 and 2010, and should be read in conjunction with such financial statements and related notes included in this report.  Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this Annual Report.

Overview

Shenzhen Kanglv Technology Company Limited (“Shenzhen Kanglv”) was registered as a limited liability company in Shenzhen City, the People’s Republic of China (the “PRC”) on June 16, 2005. Since August 2010, Shenzhen Kanglv engages in the manufacture and sales of electric wire products in the PRC, with its principal place of business in Shenzhen City, the PRC Shenzhen city, the PRC. The Company is a sub-contractor to manufacture and sells the electric wire products to its single customer. Under the sub-contracting agreement between Shenzhen Kanglv and Cancare Electric Wire (Shanzhen) Co., Ltd (“Cancare”), which is controlled by the same beneficial owner who owns a majority outstanding of our shares. Cancare provided the core components and materials to Shenzhen Kanglv for the production and Shenzhen Kanglv exclusively sold these finished products, based upon the reauired specification and customization to Cancare at the current market value in the normal course of business.

On May 31, 2011, Shenzhen Kanglv entered into a Memorandum of Understanding dated September 1, 2010 and amended on November 18, 2010 and March 18, 2011 (the “ MOU ”) with Titanium Group Limited (“TTNUF”), which was incorporated as an International Business Company with limited liability in the British Virgin Islands (“BVI”) under the International Business Companies Act (“IBC Act”) of the British Virgin Islands on May 17, 2004 and subsequently registered under the BVI Business Companies Act (“BVIBC Act”) on January 1, 2007 when the IBC Act was repealed and replaced with the BVIBC Act. TTNUF, through its subsidiaries, mainly engages in the manufacture and sales of electric wire products in the PRC, with its principal place of business in Shenzhen City, the PRC.

As used herein, the “Group” refers to TTNUF and its wholly-owned subsidiaries, Hong Kong Kanglv Technology Limited, Shenzhen Kanglv Technology Limited and Kanglv Cable Technology (Hong Kong) Limited.

Pursuant to the MOU, TTNUF agreed to issue 52,635,560 common shares to Huabao Asia Limited, an entity owned and controlled by Mr. CHEN Tianju, in exchange of the ownership of Shenzhen Kanglv. Although Shenzhen Kanglv became the Company’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of Shenzhen Kanglv, whereby Shenzhen Kanglv was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of TTNUF. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Shenzhen Kanglv for all periods presented, and do not include the historical financial statements of TTNUF.

Pursuant to the MOU, TTNUF also agreed the following terms:

1.	TTNUF agreed to effect a 1-for-10 consolidation of its issued and outstanding shares of common stock.

2.	The holders of TTNUF’s outstanding convertible debentures in the aggregate principal amount of US$1,400,000 agreed to accept a total of 3,500,000 common shares as full and complete payment of the debentures and all accrued and unpaid interest thereon.

3.	Zili Industrial Co., Limited, an entity owned and/or controlled by Mr. XU Zhigang, agreed to purchase 38,700,000 common shares and deposit the purchase price of US$387,000 into escrow.

On May 31, 2011, the acquisition of Shenzhen Kanglv was completed, and on 2 September, 2011, the subsidiary, Titanium Technology Limited, was winding up by the Hong Kong Special Administrative Region Government.

Accordingly, the accompanying consolidated financial statements include the following:

The consolidated balance sheets, consolidated statements of operations and comprehensive loss, and consolidated statements of cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

As such, the following discussion is focused on the current and historical operations of Shenzhen Kanglv, and excludes prior operations of Titanium Group Limited.

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

As of December, 2011, details of the Company’s subsidiaries are as follows:

Name	Date of incorporation/ establishment	Place of incorporation/ registration and operation	Percentage of equity interest attributable to the Company	Principal activities

Hong Kong Kanglv Technology Limited	September 17, 2010	Hong Kong	100%	Investment holding

Shenzhen Kanglv Technology Limited	June 16, 2005	PRC	100%	Manufacture and sales of electric wire products

Kanglv Cable Technology (Hong Kong) Limited	September 17, 2010	Hong Kong	100%	Dormant

Critical Accounting Policies

Inventories.  Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis.  Costs include material, direct labor and manufacturing overhead costs.  Allowance for slow-moving and obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss.  The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.  For the years ended December 31, 2011 and 2010, Shenzhen Kanglv did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

For the years ended December 31, 2011 and 2010, Shenzhen Kanglv did not have any interest and penalties associated with tax positions.  As of December 31, 2011 and 2010, Shenzhen Kanglv did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of Shenzhen Kanglv into US$1 has been made at the following exchange rates for the respective periods:

	December 31, 2011	December 31, 2010

Year-end RMB: US$1 exchange rate	6.3523	6.6118

Annual average RMB: US$1 exchange rate	6.4544	6.7788

Related Parties.  Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Net revenue for year ended December 31, 2011 were US$5.7 million compared to US$1.6 million for the year ended December 31, 2010, an increase of 250.1%. The increase in net revenue for the year ended December 31, 2011 over the year ended December 31, 2010 was mainly due to the full commitments of businesses of Shenzhen Kanglv Technology Limited in 2011, and this subsidiary did not commence manufacturing operations until August, 2010.

Cost of revenue were US$5.7 million for the year ended December 31, 2011 as compared to US$1.6 million for the comparable period in 2010, an increase of 259.8%. This was attributed by the commitments of businesses of Shenzhen Kanglv Technology Limited for two comparable periods.

Gross loss for the year ended December 31, 2011 was $36,000, or 0.6% of net revenue, compared to gross profit of $34,000, or 2.1% of net revenue, respectively, for the comparable period in 2010.

Selling, general and administrative expenses were US$1,355,666, or 23.8% of net revenue, for the year ended December 31, 2011, compared to US$5,000, or 0.3% of net revenue, for the comparable period in 2010. The increase of expenses were mainly attributed by the recapitalization effect of US$757,804.

Interest expense was US$95,000 for the year ended December 31, 2011, as compared to $nil for the respective comparable period in 2010. The increase was primarily due to bank borrowings. We obtained our borrowings by US$4.4 million in the year ended December 31, 2011 as compared to $nil for the year ended December 31, 2010.

Net loss for the year ended December 31, 2011 was US$573,000, compared to a net profit of US$28,000 for the comparable period in 2010.

Going Concern

As a result of the losses incurred over the past several years and the accumulated deficit of US$900,210 at December 31, 2011, the report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2011 includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  Our continued existence is dependent upon the continuing financial support from our stockholders and/or negotiation of repayment terms with the holders of the convertible debentures.  Management believes that our stockholders will continue to provide the additional cash to meet our obligations as they become due.

Liquidity and Capital Resources

At December 31, 2011, we had a working capital deficit of US$152,781 as compared to working capital deficit of US$33,989 at December 31, 2010.  The working capital deficit increased by US$118,792 due primarily to the additions of short-term bank loan of US$4.4 million which was offset by the increase of amount due from related parties of US$4,631,639 substantially.

During the year ended December 31, 2011, operating activities used cash of US$3,876,302, primarily due to the loss of US$572,641.  In comparison, operating activities in 2010 used cash of US$19,957, primarily due to the movements of inventories and amount due from related parties of US$363,662 and US$313,093 respectively.

In 2011, US$424,920 were provided by or used in investing activities, which were for payments on issuance of 47,364,400 shares.  In 2010, no cash was provided by or used in investing activities.

Financing activities, consisting of proceeds from bank loans, provided cash of US$4,407,852 in 2011.  In 2010, no cash was provided by or used in financing activities.

Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards ("IFRS"). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-04 on the consolidated financial statements and related disclosures is not expected to be significant.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05,Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures is not expected to be significant.

Intangibles—Goodwill and Other

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. The updated guidance requires that, if an entity concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount; it would not be required to perform the two-step impairment test for the reporting unit. The provisions of the updated guidance are effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The Company adopted ASU 2011-08 in the third quarter of 2011. The adoption of this guidance did not affect the Company's results of operations, financial position or liquidity.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of Titanium Group Ltd. required by this item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)            Effective October 28, 2011, upon the approval of the board of directors of the Company, the Company dismissed HKCMCPA Company Limited (“HKCMCPA”) as the Company’s independent registered public accountant.

The report of HKCMCPA on the Company’s financial statements for the fiscal year ended December 31, 2010 and 2009 included an explanatory paragraph that noted substantial doubt about the Company’s ability to continue as a going concern. The audit reports of HKCMCPA on the financial statements of the Company for the fiscal years ended December 31, 2010 and 2009 did not otherwise contain any adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2010, 2009 as well as the subsequent interim period preceding our decision to dismiss HKCMCPA, there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and HKCMCPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HKCMCPA, would have caused them to make reference thereto in their report on financial statements for such years.

On October 31, 2011, the Company provided HKCMCPA with a copy of the foregoing disclosures it is making in response to Item 4.01 on Form 8-K filed with the SEC on November 3, 2011, and requested HKCMCPA to furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of HKCMCPA response letter, dated November 1, 2011, was attached as Exhibit 16.1 to the Form 8-K filed with the SEC on November 3, 2011.

(b)           On October 28, 2011, upon the approval of the board of directors of the Company, Dominic K. F. Chan & Co. (“Dominic”) was appointed as the independent registered public accounting firm for the Company.

During the years ended December 31, 2010 and 2009 and through the date hereof, neither the Company nor anyone acting on its behalf consulted Dominic with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, nor the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Dominic concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting.

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “ Internal Control—Integrated Framework “ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.

Based on this assessment, management determined that, as of December 31, 2011, the Company maintained effective internal control over financial reporting, although we did recognize a significant deficiency.  A significant deficiency is a deficiency, or a combination of deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers, directors, and key employees are:

Name	Age	Position

LAI Huamin	29	Chairman of the Board of Directors and Chief Executive Officer

CHEN Tianjun	32	Chief Financial Officer

Our shareholders elect our directors annually and our board of directors appoints our officers annually.  Vacancies in our board are filled by the board itself.  Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

LAI Huamin was appointed to serve as the Chairman of the Board of Directors in June 2009 and assumed the responsibilities of Chief Executive Officer in May 2010.  Mr. LAI received a bachelor’s degree in science in 2005 from the Northwest Telecommunications Engineering College.  His experience is in the areas of electronic information, electronic product development, finance and project planning.  We have concluded that Mr. Lai should serve as a director because of his background in electronic product development and finance.

TIANJUN CHEN was appointed to serve as the Chief Financial Officer in March 28, 2012. Mr. Chen received a bachelor’s degree in business and commerce in 2002.Mr. Chen served as international business manager of Cancare Enterprise (Shenzhen) Limited from 2008 to 2012. He served as managing director of Kanglv Technology (Hong Kong) Ltd. and Kanglv Cable Technology (Hong Kong) Ltd. from 2008 to current.

Mr. Mingzheng Lan resigned as director and Chief Financial Officer of the Company effective as of March 6, 2012.

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

The following table sets forth information about the remuneration of our principal executive officers for services rendered during the years ended December 31, 2011 and 2010.  None of our other executive officers had total compensation of $100,000 or more.  Certain columns as required by the regulations of the Securities and Exchange Commission have been omitted as no information was required to be disclosed under those columns.

SUMMARY COMPENSATION TABLE

(IN UNITED STATES DOLLARS)

Name and principal position	Year	Salary (HKD)	Option Awards (HKD)	All Other Compensation (HKD)	Total (HKD)
LAI Huamin (1)	2011	-50,000-	-0-	-0-	-50,000-
	2010	-0-	-0-	-0-	-0-

(1)	Mr. Lai assumed the position of Chief Executive Officer in May 2010 and resigned in March 2012.

We did not grant any stock options during the year ended December 31, 2011.

The following table sets forth information with respect to options that remained unexercised at December 31, 2011 for the executive officers named above.  No options were exercised during the year ended December 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
LAI Huamin	-0-	-0-	—	—

We do not have any pension plan or any plan that provides for the deferral of compensation on a basis that is not tax-qualified.  Our Hong Kong subsidiaries, Titanium Technology and Kanglv, participate in a defined contribution pension scheme under the Mandatory Provident Fund Schemes Ordinance (“MPF Scheme”) for all of its eligible employees in Hong Kong.  The MPF Scheme is available to all employees aged 18 to 64 with at least 60 days of service in the employment in Hong Kong.  Contributions are made at 5% of the participants’ relevant income with a ceiling of HK$20,000. The participants are entitled to 100% of the contributions together with accrued returns irrespective of their length of service, but the benefits are required by law to be preserved until the retirement age of 65.  The total contributions made for MPF Scheme by our subsidiaries were US$2,307 (HK$18,000)and US$167 (HK$1,300) for the years ended December 31, 2011 and 2010, respectively.

Compensation of Directors

We do not compensate our directors for their service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of March 30, 2012:

Name and Address of Beneficial Owner	Positions with the Company	Title of Shares	Number of Shares Owned		Percent of Class (1)
	Officers and Directors
Huaming Lai Golden Mass Technologies Ltd. 15/F Kennedy Town Commercial Tower Kennedy Town, Hong Kong	Chairman of the Board and Chief Executive Officer	Common Stock, $0.01 par value	2,583,523	(2)	2.6%

Tianju Chen Unit 1006, 10/F., Carnarvon Plaza 20 Carnarvon Rd., Tsimshatsui Kowloon, Hong Kong	Chief Executive Officer	Common Stock, $0.01 par value	52,635,556	(3)	52.6%

All Directors and Executive Officers As a Group (3 persons)			2,636,714		55.2%
	5% Securities Holder
Zili Industrial Co., Ltd. 30th Floor, Qiushi Building East Shennan Road, Futian District, Shenzhen, China	Chief Executive Officer	Common Stock, $0.01 par value	38,700,000	(4)	38.7%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC” or the “Commission”) and generally includes voting or investment power with respect to securities. The percent of class has also been determined in accordance with rules of the Commission. For purposes of computing such percentage, as of March 30, 2012, there were 100,000,000 shares of our Common Stock outstanding. To our knowledge, except as set forth in the footnotes to this table, each person named in the table has sole voting and investment power with respect to the shares set forth in the table above.

(2)	These shares are owned of record by Golden Mass Technologies Ltd. Mr. Huaming Lai serves as sole director of Golden Mass Technologies Ltd.

(3)	These shares are owned of record by Huabao Asia Limited. Mr. Tianjun Chen serves as Chief Executive Officer of Huabao Asia Ltd.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

Equity Compensation Plans

At December 31, 2011, our equity compensation plans were as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	—	0
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	-0-	—	0

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

As of December 31, 2011, no stock options were outstanding.

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

As of December 31, 2011, Mr. Jialong Wen has temporarily advanced to Titanium Technologies US$18,097 (HK$141,157) unsecured loan at an interest rate of 9% per annum. Mr. Wen transferred his creditor right under such loan to Dashing Career Holdings Limited on January 1, 2011.

On January 1, 2011, the creditor and less than 5% stockholder of the Company, Cancare International Group (HK) Limited., transferred an unsecured loan provided to Titanium Technology in 2010 in amount of US$108,594(HK$847,033) at an interest rate of 9% per annum to Dashing Career Holdings Limited.

For the year ended December 31, 2011 and 2010, the Company sold its products at its current market value totaling $5,689,514 and $1,625,011 to Cancare Electric Wire (Shenzhen) Co., Ltd. which is controlled by the majority beneficial owner of the Company in a normal course of business.

For the year ended December 31, 2011 and 2010, the Company purchased certain material at its current market value totaling $2,578,516 and $1,103,439 from Cancare Electric Wire (Shenzhen) Co., Ltd. which is controlled by the majority beneficial owner of the Company in a normal course of business. .

For the year ended December 31, 2011 and 2010, the Company leased the office and factory premises from and paid rental and utilities expense of $44,965 and $44,521 to a related company, Cancare Enterprise Co., Ltd., which is controlled by the major owner of the Company, at the market price in accordance with the lease agreement in a normal course of business.

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

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2011 by its independent registered public accounting firm, Dominic K. F. Chan & Co., and fees billed to the Company for the fiscal years ended December 31, 2010 by its independent registered public accounting firm, HKCMCPA.

	Fiscal Year Ended December 31,
	2011	2010
Audit Fees (1)	$78,566	$51,000
Audit-Related Fees	—	—
Total Audit and Audit-Related Fees	$78,566	$51,000
Tax Fees	—	—
All Other Fees	—	—
Total	$78,566	$51,000

(1)	Audit fees represent the aggregate fees billed or to be billed for professional services rendered for the audit of our annual consolidated financial statements and review of interim quarterly financial statements included in our quarterly reports on Form 10-Q.

Policy on Audit Committee Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

We currently do not have a standing audit committee.  Currently, our entire board of directors is responsible for the functions that would otherwise be handled by this committee. The board of directors pre-approves all audit and non-audit services provided by the independent registered public accounting firm, other than de minimis non-audit services, and does not engage the independent registered public accounting firm to perform the specific non-audit services proscribed by law or regulation.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The financial statements beginning on page F-1 are filed as a part of this report.

(b)	See the Exhibit Index attached hereto for a list of the exhibits filed or incorporated by reference as a part of this report.

TITANIUM GROUP, INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	F-4

Consolidated Statements of Income for the years ended as at December 31, 2011 and 2010	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010	F-7

Consolidated Statements of Cash Flows for the years ended as at December 31, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-8

[HKCMCPA LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Shenzhen KangLv Technology Company Limited

We have audited the accompanying balance sheets of Shenzhen Kanglv Technology Company Limited (“the Company”) as of December 31, 2010 and 2009 and the related statements of operations and comprehensive income (loss), cash flows and owners’ equity for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China

June 6, 2011

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Titanium Group Limited

We have audited the accompanying consolidated balance sheet of Titanium Group Limited (the “Company”) and its subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2011 and the consolidated results of their operations and their cash flows for of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Company and its subsidiaries will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, The Company and its subsidiaries has gross loss and accumulated losses. These factors raise substantial doubt about The Company and its subsidiaries’ ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dominic. K.F. Chan & Co.

Dominic. K.F. Chan & Co.,

Certified Public Accountants

Hong Kong, China

March 31, 2012

TITANIUM GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Currency expressed in US Dollars (“US$”))

	Year ended December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$917,724	$31,698
Accounts receivable, net	131,990
Amounts due from related parties	4,917,570	391,802
Inventories	744,087	482,142
Deposits and other receivables	123,611	701

Total current assets	6,834,982	906,343

Non-current assets:
Plant and equipment, net	189,170	171,841

TOTAL ASSETS	$7,024,152	$1,078,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, net	$826,430	$530,754
Amounts due to related parties	1,324,908	36,318
Short-term secured bank loan	4,407,852	-
Income tax payable	7,562	7,265
Accrued liabilities and other payables	421,011	298,017

Total current liabilities	6,987,763	872,354

Total liabilities	6,987,763	872,354

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, US$0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding (2010 outstanding shares: 52,635,560)	$1,000,000	$526,356
Accumulated other comprehensive loss (income)	(63,401)	7,043
Accumulated losses	(900,210)	(327,569)
Total stockholders’ equity	36,389	205,830

TOTAL LIABILITIES AND EQUITY	$7,024,152	$1,078,184

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE

LOSS/(INCOME)

(Currency expressed in US Dollars (“US$”))

	Year ended December 31,
	2011	2010

REVENUE, NET
Revenue – related party, net	$5,689,514	$1,625,011

COST OF REVENUE
Cost of revenue (including of depreciation)	(5,725,285)	(1,591,389)

GROSS (LOSS)/INCOME	(35,771)	33,622

OPERATING EXPENSES
Selling, general and administrative	(1,355,666)	(5,456)
Bad debt written off	(1,616,023)	-

(LOSS)/INCOME FROM OPERATIONS	(3,007,460)	28,166

Other income (expense):
Interest income	223,595	65
Other income	49	116
Finance cost	(94,964)	-
Gain on disposal of subsidiaries	2,306,139	-

(LOSS)/INCOME BEFORE INCOME TAX	(572,641)	28,347

Income tax expense	-	(7,086)

NET (LOSS)/INCOME	$(572,641)	$21,261

Other comprehensive income (loss)/income
- Foreign currency translation (loss)/gain	(119,270)	6,602

COMPREHENSIVE (LOSS)/INCOME	(691,911)	27,863

Net (loss)/income per share - Basic and diluted	$(0.01)	$0.01

Weighted average common shares outstanding – basic and diluted	80,481,387	52,635,560

See accompanying notes to consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US Dollars (“US$”))

	Year ended December 31,
	2011	2010

Cash flow from operating activities:
Net (loss)/income	$(572,641)	$21,261

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	31,395	4,587

Changes in operating assets and liabilities:
Accounts receivable	(131,990)	-
Inventories	(261,945)	(363,662)
Deposits and other receivables	(122,910)
Amount due from related parties	(4,525,768)	(313,093)
Accounts payable	295,676	483,654
Prepayments and other current assets		13,056
Amount due to related parties	1,288,590	-
Income tax payable	297	7,086
Accrued liabilities and other payables	122,994	167,068
Net cash (used in)/provide by operating activities	(3,876,302)	19,957

Cash flows from investing activities
Issuance of share capital	473,644	-
Purchase of plant and equipment	(48,724)	-
Net cash generated by investing activities	424,920	-

Cash flows from financing activities:
New Bank Loan raised	4,407,852	-

Net cash provided by financing activities	4,407,852

Effect of exchange rate changes on cash and cash equivalent	(70,444)	872

Net increase in cash and cash equivalents	886,026	20,829

Cash and cash equivalents – beginning of year	31,698	10,869

Cash and cash equivalents – end of year	$917,724	$31,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$7,086
Cash paid for interest	$94,964	$-

See accompanying notes to consolidated financial statement

TITANIUM GROUP LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in US Dollars (“US$”))

	Stockholders’ equity
			Accumulated
	Common stock		other		Total
	No. of shares	Amount	comprehensive income (loss)	Accumulated losses	stockholders’ equity

Balance as of January 1, 2010	52,635,560	$526,356	441	(348,830)	177,967

Net income for the year				21,261	21,261

Foreign currency translation adjustment			6,602		6,602

Balance at December 31, 2010 and at January 1, 2011	52,635,560	526,356	7,043	(327,569)	205,830

Shares effectively issued to former TTNUF shareholders as part of the May 31, 2011 recapitalization	5,164,440	51,644			51,644

Full release of convertible debenture and all accrued and unpaid interest in exchange for common stock	3,500,000	35,000			35,000

Conversion of notes payable into common stock	38,700,000	387,000			387,000

Net loss for the year				(572,641)	(572,641)

Foreign currency translation adjustment			(70,444)		(70,444)

Balance as of December 31, 2011	100,000,000	$1,000,000	$(63,401)	$(900,210)	$36,389

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

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

Shenzhen Kanglv Technology Company Limited (“Shenzhen Kanglv”) was registered as a limited liability company in Shenzhen City, the People’s Republic of China (the “PRC”) on June 16, 2005. Shenzhen Kanglv is mainly engaged in the manufacture and sales of electric wire products in the PRC, with its principal place of business in Shenzhen City, the PRC, which was commenced in August 2010. The Company is a sub-contractor to manufacture and sells the electric wire products to its single customer. Under the sub-contracting agreement between Shenzhen Kanglv and Cancare Electric Wire (Shanzhen) Co., Ltd (“Cancare”), which is controlled by the same individual of its majority owner, Cancare provided the core components and materials to Shenzhen Kanglv for the production and Shenzhen Kanglv exclusively sold these finished products, based upon the reauired specification and customization to Cancare at the current market value in the normal course of business.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

Accordingly, the accompanying consolidated financial statements include the following:

1.	The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost; and

2.	The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

On 2 September, 2011, the subsidiary, Titanium Technology Limited, was winding up by the Hong Kong Special Administrative Region Government.

The accompanying consolidated financial statements present the financial position and results of operations of the Company. The Company’s functional currency is RMB, except otherwise indicated.

As of December, 2011, details of the Company’s subsidiaries are as follows:

Name	Date of incorporation/ establishment	Place of incorporation/ registration and operation	Percentage of equity interest attributable to the Company	Principal activities

Hong Kong Kanglv Technology Limited	September 17, 2010	Hong Kong	100%	Investment holding

Shenzhen Kanglv Technology Limited	June 16, 2005	PRC	100%	Manufacture and sales of electric wire products

Kanglv Cable Technology (Hong Kong) Limited	September 17,2010	Hong Kong	100%	Dormant

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 2- Summary of Significant Accounting Policies

·	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

·	Use of estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

·	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

·	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. For the years ended December 31, 2011 and 2010, the Company did not record an allowance for doubtful accounts.

·	Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for slow-moving and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses. For the years ended December 31, 2011 and 2010, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 2 - Summary of Significant Accounting Policies (Continued)

·	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	5-12 years	5%
Furniture, fittings and office equipment	9-12 years	5%
Motor vehicles	9-12 years	5%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

·	Impairment of long-lived assets

In accordance with ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the years presented.

·	Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 2 - Summary of Significant Accounting Policies (Continued)

(a)	Sales of products

The Company has adopted ASC Topic 605-45, “Principal Agent Considerations” (“ASC Topic 605-45”) whereby the Company evaluates to determine whether the transaction should be recorded on a gross basis as a principal or net basis as an agent. This evaluation includes, but not limited to, assessing whether the Company (1) or third-party supplier is a primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing pricing, (4) has discretion in supplier selection, (5) has credit risk and (6) acts as an agent or broker with compensation on a commission or fixed fee basis.

Based on its assessment of the indicators listed in the ASC Topic 605-45, the Company has concluded that the existing business should be accounted for on a gross basis. The Company assumes the position of primary obligor and thus will recognize revenue on the gross amount billed to the customers when persuasive evidence of an arrangement exists, the products are delivered, the fee is fixed and determined and the collection of the resulting receivable is probable. Revenue from the sale of electric wire products is recognized when the products are delivered to and received by the customers, collectibility is reasonably assured and the prices are fixed and determinable.

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”). The Company's products that are locally sold in the PRC are subject to VAT which is levied at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

·	Cost of revenue

Cost of revenue includes cost of raw materials, direct labor, packing cost and production overhead directly attributable to the manufacture of electric wire products. Shipping and handling cost are recorded in cost of revenue and are recognized when the related product is delivered to the customer.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

 NOTE 2 - Summary of Significant Accounting Policies (Continued)

·	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. There was no advertising cost incurred for the years ended December 31, 2011 and 2010.

·	Comprehensive income or loss

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

·	Income taxes

Income taxes are determined with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC Topic 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC Topic 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. For the year ended December 31, 2011, the Company filed and cleared a 2010 tax return with the tax authority in the PRC.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 2 - Summary of Significant Accounting Policies (Continued)

·	Foreign currencies translation

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

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	2011	2010
Year-end RMB: US$1 exchange rate	6.3523	6.6118
Annual average RMB: US$1 exchange rate	6.4544	6.7788

·	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the statements of operation and comprehensive loss as and when the related employee service is provided.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 2 - Summary of Significant Accounting Policies (Continued)

·	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

·	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the years ended December 31, 2011 and 2010, the Company operates in one reportable business segment in the PRC.

·	Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash, accounts receivable, prepayments and other current assets, accounts payable, amount due from (to) a related party and the owner, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1 : Observable inputs such as quoted prices in active markets;

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

2.	Summary of Significant Accounting Policies (Continued)

Recently issued accounting pronouncements

Fair Value Measurement

In May 2011, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards ("IFRS"). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that is different from the asset's highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-04 on the consolidated financial statements and related disclosures is not expected to be significant.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05,Comprehensive Income (Topic 220). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. This update is effective for annual and interim periods beginning on or after December 15, 2011. The effect of ASU 2011-05 on the consolidated financial statements and related disclosures is not expected to be significant.

Intangibles—Goodwill and Other

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350) that permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two step goodwill impairment test. The updated guidance requires that, if an entity concludes that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount; it would not be required to perform the two-step impairment test for the reporting unit. The provisions of the updated guidance are effective for annual and interim periods beginning after December 15, 2011 with early adoption permitted. The Company adopted ASU 2011-08 in the third quarter of 2011. The adoption of this guidance did not affect the Company's results of operations, financial position or liquidity.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 3 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company incurred a gross loss of US$ 35,771 and accumulated losses of US$990,210 at that date. The continuation of the Company as a going concern through December 31, 2012 is dependent upon the continuing financial support from its stockholders. Management believes the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - DISPOSAL OF SUBSIDIARIES

On September 2, 2011, the subsidiary, Titanium Technology Limited (“TTL”) was winding up by the Hong Kong Special Administrative Region Government. TTL, 100% owns another subsidiary, Titanium Technology Limited and the net assets disposed are as follow:

2011
Net assets disposed of:

Trade and other receivables and prepayments	$321,643
Bank balances and cash	59,393
Trade and other payables	(2,687,175)

Gain on disposal of subsidiaries	$2,306,139

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 5 – AMOUNT DUE FROM RELATED PARTIES

The amounts due from related parties were unsecured, interest-free and repayable on demand.

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

For the year ended December 31, 2011 and 2010 the components of (loss)/income before income taxes were comprised of the following:

	Year ended December 31,
	2011	2010
Tax jurisdictions from:

– BVI	$(157,893)	$-
– Hong Kong	(295,050)	-
– The PRC	(119,698)	28,347

(Loss)/ income before income taxes	$(572,641)	$28,347

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

Pursuant to the rules and regulations of the BVI, Titanium Group Limited which is incorporated in the BVI is not subject to taxation in the BVI under the current BVI law. The profit for the year was mainly generated from the gain on disposal of liquidated subsidiaries.

As of December 31, 2011, the operations in Hong Kong and the PRC incurred the aggregate net operating losses carry forward of US$ 133,210 that may be used to offset future taxable income. The Company has provided for a valuation allowance in full amount of deferred tax assets as there is no assurance of further taxable income.

As of December 31, 2010, Shenshen Kanglv Technology incurred income tax US$ 7,086, at a unified income tax rate of 25%.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 7 – INVENTORIES

Inventories consist of the following:

	As of December 31,
	2011	2010

Raw materials	$255,565	$348,222
Work-in-process	46,858	37,676
Finished goods	441,664	96,244

Inventories, net	$744,087	$482,142

For the year ended December 31, 2011 and 2010, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE 8 – AMOUNTS DUE FROM RELATED PARTIES

	As of December 31,
	2011	2010

Amount due from a former shareholder, Mr. Wen Yalai	$-	30,249
Jiaxing Cancare Electric Technology Company Limited	-	75,622
Cancare Electric Wire (Shenzhen) Co., Ltd	4,917,570	285,931
	$4,917,570	391,802

As of December 31, 2011 and 2010, the balance represented the temporary advances made by the Company to Mr. Wen Yalia, a former shareholder and related companies, Jiaxing Cancare Electric Technology Company Limited and Cancare Electric Wire (Shenzhen) Co., Ltd., which are controlled by common key management personnel. The amounts were unsecured, interest-free and repayable on demand. Subsequently, the amounts due from related parties were fully recovered.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 9 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	As of December 31,
	2011	2010

Prepayment	$4,559		$-
Other receivables	119,052		701

	$123,611	$	,701

NOTE 10 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	As of December 31,
	2011	2010

Plant and machinery	$213,128	$172,543
Furniture, fittings and office equipment	2,583	2,583
Motor vehicles	20,448	20,448
Foreign translation difference	13,758	5,619
	249,917	201,193
Less: accumulated depreciation	(59,904)	(28,423)
Less: foreign translation difference	(843)	(929)
	$189,170	$171,841

NOTE 11 – AMOUNTS DUE TO RELATED PARTIES

	As of December 31,
	2011	2010

Amount due to a former director, Mr. Wen Jialong	$50,376	$-
Amount due to Cancare Electric Wire (Shenzhen) Co., Ltd.	293,958	-
Amount due to former owner, Cancare Enterprise Co., Limited	980,574	36,318
	$1,324,908	$36,318

As of December 31, 2011, the amounts due to related parties represented temporary advances made to the Company, which were unsecured, interest-free and repayable within the next twelve months.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 12– ACCRUED LIABILITIES NAD OTHER PAYABLE

Accrued liabilities and other payables consist of the following:

	As of December 31,
	2011	2010

Accrued salaries and benefits	$181,009	$106,852
Accrued operating expenses	40,707	76,870
VAT payable	87,674	99,378
Other payable	111,621	14,917

	$421,011	$298,017

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 13– SHORT-TERM SECURED BANK LOAN

The bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 7.544% annum and is guaranteed by (i) Mr. Wen Jialong, who does not receive any compensation for acting as guarantor; (ii) the property owned by the third party, Steven Clothes (Shenzhen) Co., Ltd. who does not receive any compensation for the guarantee.

NOTE 14– RELATED PARTY TRANSACTIONS

(a)	For the year ended December 31, 2011 and 2010, the Company sold its products at its current market value totaling $5,689,514 and $1,625,011 to a related company which is controlled by the majority owner of the Company in a normal course of business.

(b)	For the year ended December 31, 2011 and 2010, the Company purchased certain material at its current market value totaling $2,578,516 and $1,103,439 from a related company which is controlled by the majority owner of the Company in a normal course of business. .

(c)	For the year ended December 31, 2011 and 2010, the Company leased the office and factory premises from and paid rental and utilities expense of $44,965 and $44,521 to a related company, which is controlled by the major owner of the Company, at the market price in accordance with the lease agreement in a normal course of business.

NOTE 15–CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $6,925 and $2,036 for the years ended December 31, 2011 and 2010, respectively.

NOTE 16 - STATUTORY RESERVE

Under the PRC Law, the Company is required to make appropriations to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2011 and 2010, the Company made no appropriations due to its cumulative operating loss.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 17– STOCKHOLDERS’ EQUITY

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

As of December 31, 2011 and 2010, the number of authorized and outstanding shares of the Company’s common stock was 100,000,000 shares and 52,635,560 shares, respectively.

NOTE 18– CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2011 and 2010, there was a single customer who accounted for 100% of the Company’s revenue amounting to US$ 5,689,514 and US$1,625,011 with accounts receivable balance of US$ 131,990 and Nil at year end date.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 18– CONCENTRATIONS OF RISK (Continued)

(b)	Major vendors

For the year ended December 31, 2011, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	2011		2011
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$2,578,516	49%	$84,669
Vendor B	993,884	20%	248,308
Vendor C	643,365	13%	245,154

Total:	$4,215,765	82%	$578,131

For the year ended December 31, 2010, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at year-end date, are presented as follows:

	2010		2010
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$1,103,439	69%	$-
Vendor B	297,079	19%	314,302

Total:	$1,400,518	88%	$314,302

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 18– CONCENTRATIONS OF RISK (Continued)

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

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 19– SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred from January 1, 2012 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our Consolidated Financial Statements for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TITANIUM GROUP LIMITED

Date: March 30, 2012	By:	/s/ Huaming Lai
Huaming Lai
Chief Executive Officer and President (principal executive officer)

By:	/s/ Tianju Chen
Tianju Chen
Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huaming Lai	Chief Executive Officer and Chairman of the Board	March 30, 2012
Huaming Lai

/s/ Tianju Chen	Chief Financial Officer	March 30, 2012
Tianju Chen

27

EXHIBIT INDEX

Regulation S-K Number	Exhibit
3.1	Memorandum of Association, as amended (1)
3.2	Articles of Association, as amended (1)
4.1	Form of Warrant (2)
4.2	Form of Subscription Agreement (2)
10.1	2005 Stock Plan (2)
10.2	Form of Distributor Agreement (3)
10.3	Form of Reseller Agreement (3)
10.4	Memorandum of Understanding and amendments thereto
21	Subsidiaries of the registrant (1)
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the initial filing of the registration statement on Form S-1 (File No. 333-128302) on September 14, 2005.
(2)	Incorporated by reference to the exhibits to Amendment No. 1 to the registration statement on Form S-1 (File No. 333-128302) on December 9, 2005.
(3)	Incorporated by reference to the exhibits to Amendment No. 2 to the registration statement on Form S-1 (File No. 333-128302) on January 26, 2006.

28