Form 10-Q
period 2012-03-31
Titanium Group LTD
filed 2012-05-21
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of Common Stock, $0.01 par value, as of May 20, 2012

TITANIUM GROUP LIMITED

FORWARD-LOOKING STATEMENTS

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in US Dollars (“US$”))

	March 31	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$110,194	$917,724
Accounts receivable, net	132,829	131,990
Amounts due from related parties	5,039,791	4,917,570
Inventories	830,489	744,087
Deposits and other receivables	30,619	123,611

Total current assets	6,143,922	6,834,982

Non-current assets:
Plant and equipment, net	188,317	189,170

TOTAL ASSETS	$6,332,239	$7,024,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, net	$607,573	$826,430
Amounts due to related parties	774,166	1,324,908
Short-term secured bank loan	4,435,854	4,407,852
Income tax payable	7,611	7,562
Accrued liabilities and other payables	532,359	421,011

Total current liabilities	6,357,563	6,987,763

Total liabilities	6,357,563	6,987,763

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, US$0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	$1,000,000	$1,000,000
Accumulated other comprehensive loss/ (income)	16,473	(63,401)
Accumulated losses	(1,041,797)	(900,210)
Total stockholders’ equity	(25,324)	36,389

TOTAL LIABILITIES AND EQUITY	$6,332,239	$7,024,152

See accompanying notes to unaudited condensed consolidated financial statements.

T TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in US Dollars (“US$”))

	Three months ended March 31
	2012	2011

REVENUE, NET
Revenue – related party, net	$992,939	$537,864
Revenue – net	-	108,616
Total revenues, net	992,939	646,480

COST OF REVENUE
Cost of revenue (including of depreciation)	(1,021,716)	(638,143)

GROSS (LOSS)/INCOME	(28,777)	8,337

OPERATING EXPENSES
Selling, general and administrative	(75,547)	(2,955)

(LOSS)/INCOME FROM OPERATIONS	(104,324)	5,382

Other income (expense):
Interest (expense)/income	(37,263)	46

(LOSS)/INCOME BEFORE INCOME TAX	(141,587)	5.428

Income tax expense	-	(1,357)

NET (LOSS)/INCOME	$(141,587)	$4,071

Other comprehensive income (loss)/income
- Foreign currency translation gain/(loss)	87,159	(1,357)

COMPREHENSIVE (LOSS)/INCOME	(54,428)	5,389

Net (loss)/income per share - Basic and diluted	$(0.05)	$0.01

Weighted average common shares outstanding – basic and diluted	1,000,000	481,457

See accompanying notes to unaudited condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US Dollars (“US$”))

	Three months ended March 31,
	2012	2011

Cash flow from operating activities:
Net (loss)/income	$(141,587)	$4,071

Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	2,650	7,094

Changes in operating assets and liabilities:
Accounts receivable	(839)	(785,422)
Inventories	(86,402)	(635,365)
Deposits and other receivables	92,992	-
Amount due from related parties	(122,221)	-
Accounts payable	(218,857)	(178,192)
Prepayments and other current assets	-	(567)
Amount due to related parties	(550,742)	-
Income tax payable	-	1,357
Accrued liabilities and other payables	111,348	(16,047)
Net cash used in operating activities	(913,658)	(32,227)

Cash flows from investing activities
Purchase of plant and equipment	(5,890)	(32,414)
Net cash used in investing activities	(5,890)	(32,414)

Cash flows from financing activities:
Advance from the owner	-	51,751
Net cash provided by financing activities	-	51,751

Effect of exchange rate changes on cash and cash equivalent	112,018	164

Net decrease in cash and cash equivalents	(807,530)	(12,726)

Cash and cash equivalents – beginning of year	917,724	31,698

Cash and cash equivalents – end of year	$110,194	$18,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest	$84,900	$-

See accompanying notes to unaudited condensed consolidated financial statement

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

As of March, 2012, details of the Company’s subsidiaries are as follows:

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

NOTE 2 - Summary of Significant Accounting Policies

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. For three months ended March 31, 2012 and 2011, the Company did not record an allowance for doubtful accounts.

·	Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for slow-moving and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses. For three months ended March 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. There was no advertising cost incurred for three months ended March 31, 2012 and 2011.

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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	March 31, 2012	December 31, 2011
Year-end RMB: US$1 exchange rate	6.3122	6.3523
Annual average RMB: US$1 exchange rate	6.2946	6.4544

·	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the three months ended March 31, 2012 and 2011, the Company operates in one reportable business segment in the PRC.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

For the three months ended March 31, 2012, the Group incurred an accumulated deficit of US$ 1,041,797 at that date. The continuation of the Group as a going concern through March 31, 2013 is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – AMOUNT DUE FROM RELATED PARTIES

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

For the three months ended March 31, 2012 and 2011, the components of (loss)/income before income taxes were comprised of the following:

	Three months ended March 31
	2012	2011
Tax jurisdictions from:

– BVI	$(88,271)	$-
– Hong Kong	(15,702)	-
– The PRC	(37,614)	5,428

(Loss)/ income before income taxes	$(141,587)	$5,428

Pursuant to the rules and regulations of the BVI, Titanium Group Limited which is incorporated in the BVI is not subject to taxation in the BVI under the current BVI law.

As of March, 2012, the operations in Hong Kong and the PRC incurred the aggregate net operating losses carry forward of US$ 133,210 that may be used to offset future taxable income. The Company has provided for a valuation allowance in full amount of deferred tax assets as there is no assurance of further taxable income.

As of March 31, 2011, Shenshen Kanglv Technology incurred income tax US$ 1,357, at a unified income tax rate of 25%.

NOTE 6 – INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Raw materials	$168,927	$255,565
Work-in-process	194,313	46,858
Finished goods	467,249	441,664

Inventories, net	$830,489	$744,087

As of March 31, 2012, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE 7 – AMOUNTS DUE FROM RELATED PARTIES

	March 31, 2012	December 31, 2011

Jiaxing Cancare Electric Technology Company Limited	90,981	-
Cancare Electric Wire (Shenzhen) Co., Ltd	4,948,810	4,917,570
	$5,039,791	4,917,570

As of March 31, 2012, the balance represented the temporary advances made by the Company to Cancare Enterprise Co., Limited, Jiaxing Cancare Electric Technology Company Limited and Cancare Electric Wire (Shenzhen) Co., Ltd., which are controlled by common key management personnel. The amounts were unsecured, interest-free and repayable on demand.

NOTE 8 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	March 31, 2012	December 31, 2011

Prepayment	$1,397	$4,559
Other receivables	29,222	119,052

	$30,619	$123,611

NOTE 9 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	March 31, 2012	December 31, 2011

Plant and machinery	$220,847	$213,128
Furniture, fittings and office equipment	2,583	2,583
Motor vehicles	20,448	20,448
Foreign translation difference	13,758	13,758
	257,636	249,917
Less: accumulated depreciation	(62,554)	(59,904)
Less: foreign translation difference	(6,765)	(843)
	$188,317	$189,170

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES

	March 31, 2012	December 31, 2011

Amount due to a former director, Mr. Wen Jialong	$50,695	$50,376
Amount due to Cancare Electric Wire (Shenzhen) Co., Ltd	614,982	293,958
Amount due to former owner, Cancare Enterprise Co., Limited	108,489	980,574
	$774,166	$1,324,908

As of March 31, 2012, the amounts due to related parties represented temporary advances made to the Company, which were unsecured, interest-free and repayable within the next twelve months.

NOTE 11– ACCRUED LIABILITIES NAD OTHER PAYABLE

Accrued liabilities and other payables consist of the following:

	March 31, 2012	December 31, 2011

Accrued salaries and benefits	$187,865	$181,009
Accrued operating expenses	69,218	40,707
VAT payable	80,014	87,674
Other payable	195,262	111,621

	$532,359	$421,011

NOTE 12– SHORT-TERM SECURED BANK LOAN

The bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 7.544% annum and is guaranteed by (i) Mr. Wen Jialong, who does not receive any compensation for acting as guarantor; (ii) the property owned by the third party, Steven Clothes (Shenzhen) Limited, who does not receive any compensation for the guarantee.

NOTE 13– CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended March 31, 2012, there was a single customer who accounted for 100% of the Company’s revenue amounting to US$ 992,939 with accounts receivable balance of US$ 512,956 at period-end date.

(b)	Major vendors

For the three months ended March 31, 2012, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended March 30, 2012		March 30, 2012
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$3,384,631	61%	2,173,327
Vendor B	623,914	13%	1,088,775
Vendor C	739,025	11%	1,009,147

Total:	$4,747,570	85%	4,271,249

(c)	Credit risk

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

The reporting currency of the Company is US$, while the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

NOTE 14– SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred after March 31, 2012 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Shenzhen Kanglv Technology Company Limited (“Shenzhen Kanglv” and the “Company”) was registered as a limited liability company in Shenzhen City, the People’s Republic of China (the “PRC”) on June 16, 2005. Shenzhen Kanglv is mainly engaged in the manufacture and sales of electric wire products in the PRC, with its principal place of business in Shenzhen City, the PRC, which was commenced in August 2010. The Company is a sub-contractor to manufacture and sells the electric wire products to its single customer. Under the sub-contracting agreement between Shenzhen Kanglv and Cancare Electric Wire (Shanzhen) Co., Ltd (“Cancare”), which is controlled by the same individual of its majority owner, Cancare provided the core components and materials to Shenzhen Kanglv for the production and Shenzhen Kanglv exclusively sold these finished products, based upon the reauired specification and customization to Cancare at the current market value in the normal course of business.

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

Pursuant to the MOU, TTNUF agreed to issue 52,635,560 common shares to Huabao Asia Limited, an entity owned and controlled by Mr. CHEN Tianju, in exchange of the ownership of Shenzhen Kanglv. Although Shenzhen Kanglv became TTNUF’s wholly-owned subsidiary, the transaction was accounted for as a recapitalization in the form of a reverse merger of Shenzhen Kanglv, whereby Shenzhen Kanglv was deemed to be the accounting acquirer and was deemed to have retroactively adopted the capital structure of TTNUF. Since the transaction was accounted for as a reverse merger, the accompanying consolidated financial statements reflect the historical consolidated financial statements of Shenzhen Kanglv for all periods presented, and do not include the historical financial statements of TTNUF.

Pursuant to the MOU, TTNUF also agreed the following terms:

1.	TTNUF agreed to effect a 1-for-10 consolidation of its issued and outstanding shares of common stock.
2.	The holders of TTNUF’s outstanding convertible debentures in the aggregate principal amount of US$1,400,000 (HK$10,920,000) agreed to accept a total of 3,500,000 common shares as full and complete payment of the debentures and all accrued and unpaid interest thereon.
3.	Zili Industrial Co., Limited, an entity owned and/or controlled by Mr. XU Zhigang, agreed to purchase 38,700,000 common shares and deposit the purchase price of US$387,000 into escrow.

On May 31, 2011, the acquisition of Shenzhen Kanglv was completed, and the business of Shenzhen Kanglv was adopted as the Company’s business.  As such, the following discussion is focused on the current and historical operations of Shenzhen Kanglv, and excludes prior operations of Titanium Group Limited.

Shenzhen Kanglv is engaged in the manufacture and sales of electronic cable products in the PRC, with its principal place of business in Shenzhen City, the PRC.  Its principal products are various types of computer cables, such as HDMI, DVI, VGA and USB cables, as well as electric power cables.

Shenzhen Kanglv is a subcontractor for Cancare Electric Wire (Shenzhen) Co., Ltd., an affiliate (“Cancare Electric”), and manufactures the products for Cancare Electric to its specifications and customization requirements.  Cancare Electric provides the core components and materials to Shenzhen Kanglv.  Cancare Electric sells the products to companies in the PRC, such as Great Wall Tech, Chi- Yuan Technology Limited, and Ya Lid A company limited.

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

As of March, 2012, details of the Company’s subsidiaries are as follows:

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

Critical Accounting Policies

Inventories.  Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis.  Costs include material, direct labor and manufacturing overhead costs.  Allowance for slow-moving and obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss.  The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.  For the three month ended March 31, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

Revenue Recognition.  In accordance with ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

(a) Sales of products – Revenue from the sales of electric wire products is recognized when the products are delivered to and received by the customers, collectability is reasonably assured and the prices are fixed and determinable.

Revenue represents the invoiced value of goods, net of value-added tax (“VAT”).  The Company’s products that are locally sold in the PRC are subject to VAT, which is levied at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Companay in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

For the years ended December 31, 2011 and 2010, the Comapny did not have any interest and penalties associated with tax positions.  As of December 31, 2011 and 2010, the Comapny did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction.  As a result of its business activities the Company files tax returns that are subject to examination by the local tax authority.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the financial statements of the Company have been expressed in US$.  The Company maintains its books and records in its local currency, Renminbi Yuan (“RMB”), which is a functional currency as being the primary currency of the economic environment in which its operations are conducted.  In accordance with ASC Topic 830-30, “Translation of Financial Statement,” assets and liabilities of a company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date.  Revenues and expenses are translated at average rates prevailing during the period.  The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	March 31, 2012	December 31, 2011
Year-end RMB: US$1 exchange rate	6.3122	6.3523
Annual average RMB: US$1 exchange rate	6.2946	6.4544

Related Parties.  Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Comparison of three months ended March 31, 2012 and March 31, 2011.

Net revenue for three months ended March 31, 2012 were US$ 992,939 compared to US$ 646,480 for the three months ended March 31, 2011, an increase of 54.6%. The increase in net revenue for the three month ended March, 2012 over the three month ended March 31, 2011 was mainly due to the full commitments of businesses of the Company since 2011.

Cost of revenue was US$ 1,021,716 for the three months ended March 31, 2012 as compared to US$ 638,143 for the comparable for three months ended March 31, 2011, an increase of 60%. This was mainly due to the full commitments of businesses of the Company since 2011.

Gross loss for the three months ended March 31, 2012 was US$28,777, or 2.8% of net revenue, compared to gross profit of US$8,337, or 1.3% of net revenue, respectively, for the comparable period in 2011.

Selling, general and administrative expenses were US$75,547, or 7.6% of net revenue, for the three months ended March 31, 2012, compared to US$2,955, or 0.5% of net revenue, for the comparable period in 2011. The increase of the expenses were mainly attributed to the cost of recapitalization.

Interest expense was US$84,900 for the three months ended March 31, 2012, as compared to US$nil for the respective comparable period in 2011. The increase was primarily due to bank borrowings. We obtained bank loan of US$4.4 million at the last quarter 2011 as compared to US$nil for the three months ended March 31, 2011.

Net loss for the three months ended March 31, 2012 was US$141,587, compared to a net profit of US$4,071 for the comparable period in 2011.

Going Concern

For the three months ended March 31, 2012, the Company incurred an accumulated deficit of US$1,041,797 at that date. The continuation of the Company as a going concern through March 31, 2012 is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

Liquidity and Capital Resources

At March 31, 2012, we had cash of US$110,194, as compared to cash of US$917,724 at December 31, 2011.

We used cash of US$913,658 in our operating activities during the three months ended March 31, 2012, largely due to the net loss of US$141,587 for the period. Amounts owed to related parties at March 31, 2012 were US$ 776,305

For the three months ended March 31, 2011, we used cash of US$32,227 in our operating activities and advances to related parties provided cash of US$1,324,908.

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

TITANIUM GROUP LIMITED

May 21, 2012	By:	/s/ LAI Huamin
LAI Huamin
Chief Executive Officer and
President (principal executive officer)

TITANIUM GROUP LIMITED

May 21, 2012	By:	/s/ Tianju Chen
Tianju Chen
Chief Financial Officer
(principal financial officer and
principal accounting officer)

