Form 10-Q/A
period 2012-03-31
Titanium Group LTD
filed 2012-05-23
CIK 1338520

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

☒Yes                      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of Common Stock, $0.01 par value, as of May 21, 2012

Explanatory Note

This Amendment No. 1 to Titanium Group Limited’s (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on May 21, 2012, is being filed solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 to Form 10-Q furnishes the following items in Extensible Business Reporting Language:  (i) the Company’s condensed consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011, (ii) the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, (iii) the Company’s unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, (iv) the Company’s condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2012, and (v) the notes to the Company’s condensed consolidated financial statements (unaudited).

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

TITANIUM GROUP LIMITED

May 21, 2012	By:	/s/ Tianjun Chen
Tianju Chen
Chief Financial Officer