Form 10-Q
period 2012-06-30
Titanium Group LTD
filed 2012-08-27
CIK 1338520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  100,000,000 shares of Common Stock, $0.01 par value, as of August 27, 2012

TITANIUM GROUP LIMITED

FORWARD-LOOKING STATEMENTS

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in US Dollars (“US$”))

	June 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$836,091	$917,724
Accounts receivable, net	132,898	131,990
Amounts due from related parties	5,042,428	4,917,570
Inventories	588,355	744,087
Deposits and other receivables	60,852	123,611

Total current assets	6,660,624	6,834,982

Non-current assets:
Plant and equipment, net	186,239	189,170

TOTAL ASSETS	$6,846,863	$7,024,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, net	$685,601	$826,430
Amounts due to related parties	1,008,388	1,324,908
Short-term secured bank loan	4,438,175	4,407,852
Income tax payable	7,615	7,562
Accrued liabilities and other payables	758,017	421,011

Total current liabilities	6,897,796	6,987,763

Total liabilities	6,897,796	6,987,763

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, US$0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	$1,000,000	$1,000,000
Accumulated other comprehensive loss/ (income)	16,514	(63,401)
Accumulated losses	(1,067,447)	(900,210)
Total stockholders’ (deficit)/equity	(50,933)	36,389

TOTAL LIABILITIES AND EQUITY	$6,846,863	$7,024,152

See accompanying notes to unaudited condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in US Dollars (“US$”))

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011

REVENUE, NET
Revenue – related party, net	$1,182,440	$1,529,144	$2,175,379	$2,175,624

COST OF REVENUE
Cost of revenue (including depreciation)	(1,158,389)	(1,501,086)	(2,180,104)	(2,139,229)

GROSS (LOSS)/INCOME	24,051	28,058	(4,725)	36,395

OPERATING EXPENSES
Selling, general and administrative	(67,251)	(96,934)	(142,798)	(283,888)

(LOSS)/INCOME FROM OPERATIONS	(43,200)	(68,876)	(147,523)	(247,493)

Other income (expense):
Sundry income	103,130	-	150,729	-
Interest expense	(85,580)	(5,699)	(170,445)	(11,305)

LOSS BEFORE INCOME TAX	(25,650)	(74,575)	(167,239)	(25,898)

Income tax expense	-	(8,116)	-	(8,116)

NET LOSS	$(25,650)	$(82,691)	$(167,239)	$(266,914)

Other comprehensive income
- Foreign currency translation gain	41	3,550	16,514	1,081

COMPREHENSIVE LOSS	(25,609)	(79,141)	(150,725)	(265,833)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	100,000,000	68,949,978	100,000,000	60,792,769

See accompanying notes to unaudited condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US Dollars (“US$”))

	Six months ended June 31,
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

As of June, 2012, details of the Company’s subsidiaries are as follows:

Name	Date of incorporation/ establishment	Place of incorporation/ registration and operation	Percentage of equity interestattributable to the Company	Principal activities

Hong Kong Kanglv Technology Limited	September 17, 2010	Hong Kong	100%	Investment holding

Shenzhen Kanglv Technology Limited	June 16, 2005	PRC	100%	Manufacture and sales of electric wire products

Kanglv Cable Technology (Hong Kong) Limited	September 17,2010	Hong Kong	100%	Dormant

NOTE 2 - Summary of Significant Accounting Policies

·	Basis of presentation

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. For six months ended June 30, 2012 and 2011, the Company did not record an allowance for doubtful accounts.

·	Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for slow-moving and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses. For six months ended June 30, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. There was no advertising cost incurred for six months ended June 30, 2012 and 2011.

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

For the six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	June 30, 2012	December 31, 2011
Year-end RMB: US$1 exchange rate	6.3089	6.3523
Annual average RMB: US$1 exchange rate	6.3027	6.4544

·	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the six months ended June 30, 2012 and 2011, the Company operates in one reportable business segment in the PRC.

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

For the six months ended June 30, 2012, the Group incurred accumulated losses of US$ 1,067,447 and a shareholders’ deficit of US$50,933) at that date. The continuation of the Group as a going concern through June 30, 2013 is dependent upon the continuing financial support from its stockholders. Management believes, the existing majority stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

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

For the six months ended June 30, 2012 and 2011, the components of loss before income taxes were comprised of the following:

	Six months ended June 30
	2012	2011
Tax jurisdictions from:

– BVI	$(119,289)	$(7,307)
– Hong Kong	(28,408)	(286,604)
– The PRC	(19,542)	35,113

Loss before income taxes	$(167,239)	$(258,798)

Pursuant to the rules and regulations of the BVI, Titanium Group Limited which is incorporated in the BVI is not subject to taxation in the BVI under the current BVI law.

For the six months ended June, 2012, the operations in Hong Kong and the PRC incurred the aggregate net operating losses carry forward of US$133,210 that may be used to offset future taxable income. The Company has provided for a valuation allowance in full amount of deferred tax assets as there is no assurance of future taxable income.

During the six months ended June 30, 2011, Shenshen Kanglv Technology incurred income tax US$8,116, at a unified income tax rate of 25%.

NOTE 6 – INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011

Raw materials	$157,300	$255,565
Work-in-process	56,617	46,858
Finished goods	374,438	441,664

Inventories, net	$588,355	$744,087

As of June 30, 2012, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE 7 – AMOUNTS DUE FROM RELATED PARTIES

	June 30, 2012	December 31, 2011

Jiaxing Cancare Electric Technology Company Limited	91,029	-
Cancare Electric Wire (Shenzhen) Co., Ltd	4,951,399	4,917,570
	$5,042,428	4,917,570

As of June 30, 2012, the balance represented the temporary advances made by the Company to Jiaxing Cancare Electric Technology Company Limited and Cancare Electric Wire (Shenzhen) Co., Ltd., which are controlled by common key management personnel. The amounts were unsecured, interest-free and repayable on demand.

NOTE 8 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	June 30, 2012	December 31, 2011

Prepayment	$185	$4,559
Other receivables	60,667	119,052

	$60,852	$123,611

NOTE 9 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	June 30, 2012	December 31, 2011

Plant and machinery	$226,856	$213,128
Furniture, fittings and office equipment	2,584	2,583
Motor vehicles	20,459	20,448
Foreign translation difference	13,765	13,758
	263,664	249,917
Less: accumulated depreciation	(76,782)	(59,904)
Less: foreign translation difference	(643)	(843)
	$186,239	$189,170

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES

	June 30, 2012	December 31, 2011

Amount due to a former director, Mr. Wen Jialong	$50,722	$50,376
Amount due to Cancare Electric Wire (Shenzhen) Co., Ltd	829,160	293,958
Amount due to former owner, Cancare Enterprise Co., Limited	128,506	980,574
	$1,008,388	$1,324,908

As of June 30, 2012, the amounts due to related parties represented temporary advances made to the Company, which were unsecured, interest-free and repayable within the next twelve months.

NOTE 11– ACCRUED LIABILITIES NAD OTHER PAYABLE

Accrued liabilities and other payables consist of the following:

	June 30, 2012	December 31, 2011

Accrued salaries and benefits	$175,244	$181,009
Accrued operating expenses	38,929	40,707
VAT payable	78,420	87,674
Other payable	465,424	111,621

	$758,017	$421,011

NOTE 12– SHORT-TERM SECURED BANK LOAN

The bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 7.544% per annum and is guaranteed by (i) Mr. Wen Jialong, who does not receive any compensation for acting as guarantor; (ii) the property owned by the third party, 史蒂文服裝(堔圳)有限公司, who does not receive any compensation for the guarantee.

NOTE 13– RELATED PARTY TRANSACTIONS

(a)	For the three months ended June 30, 2012 and 2011 the Company sold its products at its current market value totaling $1,182,440, $1,529,144 and for the six months ended June 30, 2012 and 2011 was totaling $2,175,379 and $2,175,624 to a related company which is controlled by the majority owner of the Company in a normal course of business.

(b)	For the three months ended June 30, 2012 and 2011 there have purchase from a related party totaling $518,192 and $nil and for the six months ended June 30, 2012 and 2011, was totaling $1,055,640 and $nil from a related company which is controlled by the majority owner of the Company in a normal course of business. .

(c)	For the three months ended June 30, 2012 and 2011 there have no sundry income from a related party. For the six months ended June 30, 2012 and 2011, the Company received a sundry income totaling, $150,729 and $ nil from a related party.

NOTE 14– CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended June 30, 2012, there was a single customer who accounted for 100% of the Company’s revenue amounting to $1,182,440 with accounts receivable balance of $nil at period-end date.

For the six months ended June 30, 2012, there was a single customer who accounted for 100% of the Company’s revenue amounting to $2,175,379 with accounts receivable balance of $nil at period-end date.

NOTE 14– CONCENTRATIONS OF RISK (CONTINUED)

(b)	Major vendors

For the three months and six months ended June 30, 2012, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended June 30, 2012		June 30, 2012
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$518,192	45%	208,764
Vendor B	108,030	10%	193,447

Total:	$626,222	55%	402,211

	Six months ended June 30, 2012		June 30, 2012
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$1,055,640	49%	208,764
Vendor B	225,380	10%	193,447

Total	$1,281,020	59%	402,211

(c)	Credit risk

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

NOTE 14– CONCENTRATIONS OF RISK (CONTINUED)

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

NOTE 15– SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred after June 30, 2012 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Shenzhen Kanglv Technology Company Limited (“Shenzhen Kanglv” and the “Company”) was registered as a limited liability company in Shenzhen City, the People’s Republic of China (the “PRC”) on June 16, 2005. Shenzhen Kanglv is mainly engaged in the manufacture and sales of electric wire products in the PRC, with its principal place of business in Shenzhen City, the PRC, which was commenced in August 2010. The Company is a sub-contractor to manufacture and sells the electric wire products to its single customer. Under the sub-contracting agreement between Shenzhen Kanglv and Cancare Electric Wire (Shanzhen) Co., Ltd (“Cancare”), which is controlled by the same individual of its majority owner, Cancare provided the core components and materials to Shenzhen Kanglv for the production and Shenzhen Kanglv exclusively sold these finished products, based upon the required specification and customization to Cancare at the current market value in the normal course of business.

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

As of June, 2012, details of the Company’s subsidiaries are as follows:

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

Critical Accounting Policies

 Inventories.  Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis.  Costs include material, direct labor and manufacturing overhead costs.  Allowance for slow-moving and obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss.  The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.  For the six month ended June 30, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

For the years ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions.  As of June 30, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	June 30, 2012	December 31, 2011
Year-end RMB: US$1 exchange rate	6.3089	6.3523
Annual average RMB: US$1 exchange rate	6.3027	6.4544

Related Parties.  Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Comparison of three months ended June 30, 2012 and June 30, 2011.

Net revenue for three months ended June 30, 2012 were US$1,182,440 compared to US$1,528,144 for the three months ended June 30, 2011, a decrease of 22.61%. The decrease in net revenue for the three months ended June, 2012 over the three month ended June 30, 2011 was mainly due to worldwide economic slow down in 2012 and customers demand decreased.

Cost of revenue was US$1,158,389 for the three months ended June 30, 2012 as compared to US$1,501,086 for the comparable period ended June 30, 2011, a decrease of 22.83% which was in line with the decrease of revenue of the period.

Gross profit for the three months ended June 30, 2012 was US$24,051, or 2.03% of net revenue, compared to gross profit of US$28,058, or 1.83% of net revenue, respectively, for the comparable period in 2011.

Selling, general and administrative expenses were US$67,251, or 5.69% of net revenue, for the three months ended June 30, 2012, compared to US$96,934, or 6.34% of net revenue, for the comparable period in 2011. The decrease was mainly attributable to better control on expenses.

During the three months period ended June 30, 2012, there was a sundry income of US$103,130 received compared to US$nil for the comparable period in 2011.

Interest expenses increased significantly to US$85,580 for the three months ended June 30, 2012, as compared to interest expenses of US$5,699 for the respective comparable period in 2011. The increase was primarily due to bank loan drawdown by end of 2011.

Net loss for the three months ended June 30, 2012 was US$25,650, compared to a net loss of US$82,691 for the comparable period in 2011.

Net revenue for six months ended June 30, 2012 were US$2,175,379 compared to US$2,175,624 for the six months ended June 30, 2011, a slight decrease of 0.01%. The slight decrease in net revenue for the six months ended June, 2012 over the six month ended June 30, 2011 was mainly due decrease in customer demand in the second quarter of 2012 as a result of worldwide economic slow down.

Cost of revenue was US$ 2,180,104 for the six months ended June 30, 2012 as compared to US$ 2,139,229 for the comparable for six months ended June 30, 2011, an increase of 1.9%. The slight increase was mainly due to the increase of raw material prices and cost during the first quarter of 2012.

There was a gross loss of US$4,725 for the six months ended June 30, 2012, compared to gross profit of US$36,395 for the comparable period in 2011. The gross loss was mainly due to the soaring cost during the first quarter of 2012.

Selling, general and administrative expenses were US$142,798, or 6.56% of net revenue, for the six months ended June 30, 2012, compared to US$283,888, or 13% of net revenue, for the comparable period in 2011. The decrease was mainly attributable to better control on expenses.

During the six months period ended June 30, 2012, there was a sundry income of US$150,729 received compared to US$nil for the comparable period in 2011.

Interest expenses increased significantly to US$170,445 for the six months ended June 30, 2012, as compared to interest expenses of US$11,305 for the respective comparable period in 2011. The increase was primarily due to bank loan drawdown by end of 2011.

Net loss for the six months ended June 30, 2012 was US$167,239, compared to a net loss of US$266,914 for the comparable period in 2011.

Going Concern

For the six months ended June 30, 2012, the Company incurred an accumulated deficit of HK$1,067,447 at that date. The continuation of the Company as a going concern through June 30, 2012 is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

Liquidity and Capital Resources

At June 30, 2012, we had cash of US$836,091, as compared to cash of US$917,724 at December 31, 2011. Amounts owed to related parties at June 30, 2012 were US$ 1,008,388 as compared to that of US$1,324,908 at December, 2011.

We used cash of US$178,769 in our operating activities during the six months ended June 30, 2012, largely due to the net loss of US$167,239 for the period.

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

TITANIUM GROUP LIMITED

August 27, 2012	By:	/s/ Huaming LAI
LAI Huamin
Chief Executive Officer and President (principal executive officer)

TITANIUM GROUP LIMITED

August 27, 2012	By:	/s/ Tianju Chen
Tianju Chen
Chief Financial Officer (principal financial officer and principal accounting officer)

