Form 10-Q
period 2012-09-30
Titanium Group LTD
filed 2012-12-04
CIK 1338520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 0-52415

TITANIUM GROUP LIMITED

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands (State of Other Jurisdiction of Incorporation or Organization)	Not Applicable (I.R.S. Employer Identification No.)

Suite 2101, 21/F, Chinachem Century Tower, 178 Gloucester Road, Wanchai, Hong Kong (Address of Principal Executive Offices)	Not Applicable (ZIP Code)

+(852) 3679 3110

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐                      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,775,113 as of November 30, 2012.

TABLE OF CONTENTS

Page

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	29
Item 4. Controls and Procedures.	30

PART II—OTHER INFORMATION
Item 1A. Risk Factors.	31
Item 6. Exhibits.	31

Throughout this Quarterly Report on Form 10-Q, the “Company”, “we,” “us,” and “our,” refer to Titanium Group Limited unless otherwise indicated or the context otherwise requires.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

3

TITANIUM GROUP LIMITED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets	5

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss	6

Unaudited Condensed Consolidated Statements of Cash Flows	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-22

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in US Dollars (“US$”))

	September 30	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$229,957	$917,724
Accounts receivable, net	132,686	131,990
Amounts due from related parties	4,971,617	4,917,570
Inventories	1,077,705	744,087
Deposits and other receivables	141,536	123,611

Total current assets	6,553,501	6,834,982

Non-current assets:
Plant and equipment, net	177,758	189,170

TOTAL ASSETS	$6,731,259	$7,024,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, net	$907,962	$826,430
Amounts due to related parties	1,207,595	1,324,908
Short-term secured bank loan	4,431,081	4,407,852
Income tax payable	7,603	7,562
Accrued liabilities and other payables	343,617	421,011

Total current liabilities	6,897,858	6,987,763

Total liabilities	6,897,858	6,987,763

Commitments and contingencies

Equity
Stockholders’ equity:
Common stock, US$0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	$1,000,000	$1,000,000
Accumulated other comprehensive loss/ (income)	16,360	(63,401)
Accumulated losses	(1,182,959)	(900,210)
Total stockholders’ (deficit)/equity	(166,599)	36,389

TOTAL LIABILITIES AND EQUITY	$6,731,259	$7,024,152

See accompanying notes to unaudited condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(Currency expressed in US Dollars (“US$”))

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011

REVENUE, NET
Revenue – related party, net	$908,295	$2,021,438	$3,083,674	$4,197,062

COST OF REVENUE
Cost of revenue (including depreciation)	(938,998)	(2,048,672)	(3,119,102)	(4,187,901)

GROSS (LOSS)/INCOME	(30,703)	(27,234)	(35,428)	9,161

OPERATING EXPENSES
Selling, general and administrative	(276,313)	(167,164)	(419,111)	(451,052)

(LOSS)/INCOME FROM OPERATIONS	(307,016)	(194,398)	(454,539)	(441,891)

Other income (expense):
Sundry income	36,807	-	36,807	-
Interest income	31,565	10,922	182,294	67
Gain from disposal of a subsidiary	-	555,403	-	555,403
Interest expense	123,131		(47,314)	(450)

LOSS BEFORE INCOME TAX	(115,513)	371,927	(282,752)	113,129

Income tax expense	-	8,116	-	-

NET LOSS	$(115,513)	$380,043	$(282,752)	$113,129

Other comprehensive income
- Foreign currency translation gain	(154)	222,810	16,360	223,891

COMPREHENSIVE LOSS	(115,667)	602,853	(266,392)	337,020

Net loss per share - Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding – basic and diluted	100,000,000	10,000,000	100,000,000	73,879,904

See accompanying notes to unaudited condensed consolidated financial statements.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in US Dollars (“US$”))

	Nine months ended September 30,
	2012	2011

Cash flow from operating activities:
Net loss	$(282,752)	$113,129

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of plant and equipment	24,217	-
Exchange loss	-	1,114
Gain from disposal of a subsidiary	-	(555,403)

Changes in operating assets and liabilities:
Restricted cash	-	182,304
Accounts receivable	(696)	(3,356,273)
Inventories	(333,618)	(795,873)
Deposits and other receivables	(17,925)	(408,151)
Amount due from related parties	(54,047)	-
Accounts payable	81,532	722,113
Amount due to related parties	(117,313)	-
Income tax payable	41	7,265
Accrued liabilities and other payables	(77,394)	771,308
Net cash used in operating activities	(777,955)	(3,318,467)

Cash flows from investing activities
Purchase of plant and equipment	(11,768)	-
Net cash used in investing activities	(11,768)	-

Cash flows from financing activities:
New Loan from third party	23,229	4,369,691
Advance from related parties	-	(40,205)
Net cash provided by financing activities	23,229	4,329,486

Effect of exchange rate changes on cash and cash equivalent	78,727	(315,192)

Net (decrease) /increase in cash and cash equivalents	(687,767)	695,827

Cash and cash equivalents – beginning of period	917,724	91,834

Cash and cash equivalents – end of period	$229,957	$787,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statement

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On 2 September, 2011, the subsidiary, Titanium Technology Limited, was winding up by the Hong Kong Special Administrative Region Government.

The Company entered into a share exchange agreement (“the agreement”) with Zili Industrial Co. Limited, Snow Hill Developments Limited and Cancare Investment Limited dated September 10, 2012. Under the terms of the agreement:

1.	Zili agrees to sell to Snow Hill 20,000,000 restricted shares of the common stock, $0.01 par value, representing in aggregate of 20% of the total issued and outstanding shares of Titanium owned by Zili in Titanium (the “Titanium Exchange Shares”) in exchange (the “Exchange”) for 2,500,000 shares of Cancare Investment representing in aggregate 20% of the total issued and outstanding equity securities of Cancare Investment owned by Snow Hill in Cancare Investment (the “Cancare Exchange Shares”), a Hong Kong company unrelated to Titanium.

2.	Concurrent with the share exchange transaction, Zili transferred the remaining 17,700,000 shares of common stock it held in the Company to Huabao Asia Limited (“Huabao”), representing in aggregate 17.7% of the issued and outstanding shares of the Company’s common stock. The transferred shares from Zili to Huabao constitutes approximately 17.7% of the issued and outstanding shares of the Company’s common stock, resulting in Huabao holding approximately 70.33% of the Company's issued and outstanding shares of common stock.

The accompanying consolidated financial statements present the financial position and results of operations of the Company. The Company’s functional currency is RMB, except otherwise indicated.

As of September, 2012, details of the Company’s subsidiaries are as follows:

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Management reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition, credit history, and the current economic conditions to make adjustments in the allowance when it is considered necessary. For nine months ended September 30, 2012 and 2011, the Company did not record an allowance for doubtful accounts.

·	Inventories

Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis. Costs include material, direct labor and manufacturing overhead costs. Allowance for slow-moving and obsolescence is an estimate amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss. The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses. For nine months ended September 30, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 2 - Summary of Significant Accounting Policies (Continued)

·	Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. There was no advertising cost incurred for nine months ended September 30, 2012 and 2011.

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

For the nine months ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	September 30, 2012	December 31, 2011
Year-end RMB: US$1 exchange rate	6.3190	6.3523
Annual average RMB: US$1 exchange rate	6.3085	6.4544

·	Retirement plan costs

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. For the nine months ended September 30, 2012 and 2011, the Company operates in one reportable business segment in the PRC.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

2.	Summary of Significant Accounting Policies (Continued)

Recently issued accounting pronouncements (continued)

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. An entity would be required to provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU will not impact our results of operations.

NOTE 3 – GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

For the nine months ended September 30, 2012, the Group incurred accumulated losses of US$ 1,182,959 and a shareholders’ deficit of US$166,599) at that date. The continuation of the Group as a going concern through September 30, 2013 is dependent upon the continuing financial support from its stockholders. Management believes the existing majority stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

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

For the nine months ended September 30, 2012 and 2011, the components of loss before income taxes were comprised of the following:

	Nine months ended September 30
	2012	2011
Tax jurisdictions from:

– BVI	$(121,918)	$474,231
– Hong Kong	(42,260)	(248,874)
– The PRC	(118,574)	(112,228)

(Loss) / Profit before income taxes	$(282,752)	$113,129

Pursuant to the rules and regulations of the BVI, Titanium Group Limited which is incorporated in the BVI is not subject to taxation in the BVI under the current BVI law.

For the nine months ended September, 2012, the operations in Hong Kong and the PRC incurred the aggregate net operating losses carry forward of US$133,210 that may be used to offset future taxable income. The Company has provided for a valuation allowance in full amount of deferred tax assets as there is no assurance of future taxable income.

During the nine months ended September 30, 2011, Shenshen Kanglv Technology incurred income tax US$8,116, at a unified income tax rate of 25%.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 6 – INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011

Raw materials	$190,680	$255,565
Work-in-process	183,355	46,858
Finished goods	702,670	441,664

Inventories, net	$1,077,705	$744,087

As of September 30, 2012, the Company recorded no allowance for slow-moving and obsolete inventories.

NOTE 7 – AMOUNTS DUE FROM RELATED PARTIES

	September 30, 2012	December 31, 2011

Cancare Electric Wire (Shenzhen) Co., Ltd	$4,971,617	4,917,570

As of September 30, 2012, the balance represented the temporary advances made by the Company to Cancare Electric Wire (Shenzhen) Co., Ltd., which is controlled by common key management personnel. The amounts were unsecured, interest-free and repayable on demand.

NOTE 8 - DEPOSITS AND OTHER RECEIVABLES

Deposits and other receivables consisted of the following:

	September 30, 2012	December 31, 2011

Prepayment	$738	$4,559
Other receivables	140,798	119,052

	$141,536	$123,611

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 9 – PLANT AND EQUIPMENT

Plant and equipment consist of the following:

	September 30, 2012	December 31, 2011

Plant and machinery	$224,896	$213,128
Furniture, fittings and office equipment	2,583	2,583
Motor vehicles	20,448	20,448
Foreign translation difference	13,758	13,758
	261,685	249,917
Less: accumulated depreciation	(84,121)	(59,904)
Less: foreign translation difference	194	(843)
	$177,758	$189,170

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES

	September 30, 2012	December 31, 2011

Amount due to a former director, Mr. Wen Jialong	$50,641	$50,376
Amount due to Cancare Electric Wire (Shenzhen) Co., Ltd	-	293,958
Amount due to former owner, Cancare Enterprise Co., Limited	1,042,215	980,574
Amount due to Huabao Asia Limited	25,641	-
Amount due to Cancare Group HK Limited	89,098	-
	$1,207,595	$1,324,908

As of September 30, 2012, the amounts due to related parties represented temporary advances made to the Company, which were unsecured, interest-free and repayable within the next twelve months.

NOTE 11– ACCRUED LIABILITIES NAD OTHER PAYABLE

Accrued liabilities and other payables consist of the following:

	September 30, 2012	December 31, 2011

Accrued salaries and benefits	$183,336	$181,009
Accrued operating expenses	45,167	40,707
VAT payable	16,394	87,674
Other payable	78,720	111,621

	$323,617	$421,011
19

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 12– SHORT-TERM SECURED BANK LOAN

The bank loan is denominated in Renminbi and repayable within 1 year. It carries interest at 7.544% per annum and is guaranteed by (i) Mr. Wen Jialong, who does not receive any compensation for acting as guarantor; (ii) the property owned by the third party, 史蒂文服裝(堔圳)有限公司, who does not receive any compensation for the guarantee.

NOTE 13– RELATED PARTY TRANSACTIONS

(a)	For the three months ended September 30, 2012 and 2011 the Company sold its products at its current market value totaling $908,295, $2,021,438 and for the nine months ended September 30, 2012 and 2011 was totaling $3,083,674 and $4,197,062 to a related company which is controlled by the majority owner of the Company in a normal course of business.

(b)	For the three months ended September 30, 2012 and 2011 there have purchase from a related party totaling $582,346 and $nil and for the nine months ended September 30, 2012 and 2011, was totaling $1,637,986 and $nil from a related company which is controlled by the majority owner of the Company in a normal course of business. .

(c)	For the three months ended September 30, 2012 and 2011 there have no interest income from a related party. For the nine months ended September 30, 2012 and 2011, the Company received an interest income totaling, $182,294 and $ nil from a related party.

NOTE 14– CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended September 30, 2012, there was a single customer who accounted for 100% of the Company’s revenue amounting to $908,295 with accounts receivable balance of $nil at period-end date.

For the nine months ended September 30, 2012, there was a single customer who accounted for 100% of the Company’s revenue amounting to $3,083,674 with accounts receivable balance of $nil at period-end date.

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

NOTE 14– CONCENTRATIONS OF RISK (CONTINUED)

(b)	Major vendors

For the three months and nine months ended September 30, 2012, the vendor who accounted for 10% or more of the Company’s purchases and its outstanding balance at period-end date, are presented as follows:

	Three months ended September 30, 2012		September 30, 2012
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$582,346	55%	145,093
Vendor B	128,905	14%	203,397

Total:	$711,251	69%	348,490

	Nine months ended September 30, 2012		September 30, 2012
	Purchases	Percentage of purchases	Accounts payable, trade

Vendor A (a related party)	$1,637,986	53%	145,093
Vendor B	354,285	11%	203,397

Total:	$1,992,271	64%	348,490

(c)	Credit risk

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

TITANIUM GROUP LIMITED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in US Dollars (“US$”))

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

NOTE 15– SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred after September 30, 2012 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

  ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 2012 and 2011, and should be read in conjunction with such financial statements and related notes included in this report. Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth elsewhere in this Quarterly Report on Form 10-Q.

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

Shenzhen Kanglv is a subcontractor for Cancare Electric Wire (Shenzhen) Co., Ltd., an affiliate (“Cancare Electric”), and manufactures the products for Cancare Electric to its specifications and customization requirements.  Cancare Electric provides the core components and materials to Shenzhen Kanglv.  Cancare Electric sells the products to companies in the PRC, such as Great Wall Tech, Chi- Yuan Technology Limited, and Ya Lida Company limited.

On 2 September, 2011, the subsidiary, Titanium Technology Limited, was winding up by the Hong Kong Special Administrative Region Government.

The Company entered into a share exchange agreement (“the agreement”) with Zili Industrial Co. Limited, Snow Hill Developments Limited and Cancare Investment Limited dated September 10, 2012. Under the terms of the agreement:

3.	Zili agrees to sell to Snow Hill 20,000,000 restricted shares of the common stock, $0.01 par value, representing in aggregate of 20% of the total issued and outstanding shares of Titanium owned by Zili in Titanium (the “Titanium Exchange Shares”) in exchange (the “Exchange”) for 2,500,000 shares of Cancare Investment representing in aggregate 20% of the total issued and outstanding equity securities of Cancare Investment owned by Snow Hill in Cancare Investment (the “Cancare Exchange Shares”), a Hong Kong company unrelated to Titanium.

4.	Concurrent with the share exchange transaction, Zili transferred the remaining 17,700,000 shares of common stock it held in the Company to Huabao Asia Limited (“Huabao”), representing in aggregate 17.7% of the issued and outstanding shares of the Company’s common stock. The transferred shares from Zili to Huabao constitutes approximately 17.7% of the issued and outstanding shares of the Company’s common stock, resulting in Huabao holding approximately 70.33% of the Company's issued and outstanding shares of common stock.

Accordingly, the accompanying condensed consolidated financial statements include the following:

The condensed consolidated balance sheets, consolidated statements of operations and comprehensive loss, and condensed consolidated statements of cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

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

Critical Accounting Policies

Inventories.  Inventories consist primarily of raw materials, work-in-process and finished goods of electric wire products and are stated at the lower of cost or net realizable value, with cost being determined on a weighted average basis.  Costs include material, direct labor and manufacturing overhead costs.  Allowance for slow-moving and obsolescence is an estimated amount based on an analysis of current business and economic risks, the duration of the inventories held and other specific identifiable risks that may indicate a potential loss.  The allowance is reviewed regularly to ensure that it adequately provides for all reasonable expected losses.  For the nine month ended September 30, 2012 and 2011, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

For the nine months period ended September 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions.  As of September 30, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective periods:

	September 30, 2012	December 31, 2011
Year-end RMB: US$1 exchange rate	6.3190	6.3523
Annual average RMB: US$1 exchange rate	6.3085	6.4544

Related Parties.  Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Companies are also considered to be related if they are subject to common control or common significant influence.

Results of Operations

Comparison of three months ended September 30, 2012 and September 30, 2011.

Net revenue for three months ended September 30, 2012 were US$908,295 compared to US$2,021,438 for the three months ended September 30, 2011, a decrease of 55.1%. The decrease in net revenue for the three months ended September, 2012 over the three month ended September 30, 2011 was mainly due to worldwide economic slow down in 2012 and customers demand decreased.

Cost of revenue was US$938,998 for the three months ended September 30, 2012 as compared to US$2,048,672 for the comparable period ended September 30, 2011, a decrease of 54.2% which was in line with the decrease of revenue of the period.

Gross loss for the three months ended September 30, 2012 was US$30,703 compared to gross loss of US$27,234 for the comparable period in 2011.

Selling, general and administrative expenses were US$42,768, or 4.7%% of net revenue, for the three months ended June 30, 2012, compared to US$167,164, or 8.3% of net revenue, for the comparable period in 2011. The decrease was mainly attributable to better control on expenses.

Net interest expenses increased significantly to US$41,0050 for the three months ended September 30, 2012, as compared to net interest income of US$10,922 for the respective comparable period in 2011. The increase was primarily due to bank loan drawdown by end of 2011.

Net loss for the three months ended September 30, 2012 was US$115,510 compared to a net income of US$380,043 for the comparable period in 2011 which was mainly due to US$555,403 gain on disposal of a subsidiary in 2011.

Comparison of nine months ended September 30, 2012 and September 30, 2011.

Net revenue for nine months ended September 30, 2012 were US$3,083,674 compared to US$4,197,062 for the nine months ended September 30, 2011, a decrease of 26.5%. The decrease in net revenue for the nine months ended September, 2012 over the nine month ended September 30, 2011 was mainly due to decrease in customer demand in 2012 as a result of worldwide economic slow down.

Cost of revenue was US$3,119,102 for the nine months ended September 30, 2012 as compared to that of US$4,187,901 for nine months ended September 30, 2011, a decrease of 25.5% which was in line with the decrease in net revenue.

There was a gross loss of US$35,428 for the nine months ended September 30, 2012, compared to gross income of US$9,161 for the comparable period in 2011. The gross loss was mainly due to the significant decrease in revenue and increase of raw material cost in 2012.

Selling, general and administrative expenses were US$223407, or 7.3% of net revenue, for the nine months ended September 30, 2012, compared to US$451,052, or 10.7% of net revenue, for the comparable period in 2011. The decrease was mainly attributable to better control on expenses.

Net interest expenses increased significantly to US$60,721 for the nine months ended September 30, 2012, as compared to net interest expenses of US$383 for the respective comparable period in 2011. The increase was primarily due to bank loan drawdown by end of 2011.

Net loss for the nine months ended September 30, 2012 was US$282,749, compared to a net income of US$113,129 for the comparable period in 2011 which was mainly attributable to US$555,403 gain on disposal of a subsidiary in 2001.

Going Concern

As at September 30, 2012, the Company recorded an accumulated deficit of US$166,599. The continuation of the Company as a going concern is dependent upon the continuing financial support from its stockholders. Management believes, the existing stockholders will provide the additional cash to meet with the Company’s obligations as they become due.

Liquidity and Capital Resources

At September 30, 2012, the company had cash of US$229,957, as compared to cash of US$917,724 at December 31, 2011. Amounts owed to related parties at September 30, 2012 were US$1,077,705 as compared to that of US$1,324,908 at December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of September 30, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.  The Company does not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor does it have a financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls. There are also certain deficiencies in the design or operation of the Company’s internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.”

We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A. Risk Factors

The purchase of our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2011 Form 10-K”), our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, and our consolidated financial statements and related notes included in Item 1 of Part I of this report.  Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Item 6 - Exhibits

The following exhibits are filed with this report:

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA ELECTRONICS HOLDINGS, INC.

By:	/s/ Huaming Lai
Name:	Huaming Lai
Title:	Chief Executive Officer and President (principal executive officer) & Chief Financial Officer (principal financial officer and principal accounting officer)

Date:  December 4, 2012

